Form 10QSB
period 2002-03-31
MINDEN BANCORP INC
filed 2002-06-27
CIK 1169352

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                              FORM 10-QSB

   X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
  ---     EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2002

  --- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from_____  to  _____

                     Commission File Number 000-49882

                   MINDEN BANCORP, INC. (in organization)
     -----------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

               United States                      To be requested
       -------------------------------          -------------------
       (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)          Identification No.)

                   415 Main Street, Minden, Louisiana 71058
                   ----------------------------------------
                   (Address of principal executive offices)

            Issuer's telephone number, including area code: (318) 377-0523

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.  Yes    No X
                                                 ---   ---
          Shares of common stock, par value $.01 per share, outstanding as of June 26, 2002: 0 (Minden Bancorp, Inc. is in organization)

          Transitional Small business Disclosure Format (check one):
          Yes       No X.
             ---      ---
* The Issuer became subject to the filing requirements of Section 13 or 15(d) when its Form SB-2 was declared effective on May 14, 2002.


                   Minden Bancorp, Inc. (in organization)

                                Form 10-QSB

                        Quarter Ended March 31, 2002

                       PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and
Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

                                                                        Page
Item 1 -Financial Statements*

   Statement of Financial Condition at March 31, 2002 (Unaudited). .      3

   Notes to Financial Statements . . . . . . . . . . . . . . . . . .      4

Item 2 -Management's Discussion and Analysis or Plan of Operation. .      5

                   PART II - OTHER INFORMATION

Item 1 -Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .      6

Item 2 -Changes in Securities and Use of Proceeds. . . . . . . . . .      6

Item 3 -Defaults Upon Senior Securities. . . . . . . . . . . . . . .      6

Item 4 -Submission of Matters to a Vote of Security Holders. . . . .      6

Item 5 -Other Information. . . . . . . . . . . . . . . . . . . . . .      6

Item 6 -Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .      7

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8
________________
* Minden Bancorp, Inc. is in organization as of the date hereof.

                    Minden Bancorp, Inc. (in organization)

                      STATEMENT OF FINANCIAL CONDITION

                               March 31, 2002
                                (Unaudited)




                                  ASSETS

Assets:
  Cash                                                           $    0
  Other assets                                                        0
                                                                 ------
  Total Assets                                                   $    0

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Total Liabilities                                              $    0

Stockholders' Equity:
  Preferred Stock: 1,000,000 Shares to be Authorized
      0 Shares Issued and Outstanding                                 0
  Common Stock, Par Value $.01: 4,000,000 Shares to be Authorized
      0 Shares Issued and Outstanding                                 0
  Additional Paid-In Capital                                          0
  Retained Earnings                                                   0
                                                                 ------
      Total Stockholders' Equity                                      0
                                                                 ------

  Total Liabilities and Stockholder's Equity                     $    0
                                                                 ======







               See accompanying notes to financial statements.

                  Minden Bancorp, Inc. (in organization)

                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

                              March 31, 2002

Note 1 - Basis of Presentation -

  On December 11, 2001, the Board of Directors of Minden Building and Loan Association, a Louisiana-chartered building and loan association (the "Association"), adopted a Plan of Reorganization pursuant to which the Association will convert to stock form and become a wholly owned subsidiary of Minden Bancorp, Inc., a federally chartered corporation (the "Company"), which will become a majority-owned subsidiary of Minden Mutual Holding Company (collectively, the "Reorganization").

  In connection with the Reorganization, the Company offered approximately
45% of its common stock in a public offering.  The Company filed a Form SB-2
with the Securities and Exchange Commission ("SEC") on   March 21, 2002,
which, as amended, was declared effective by the SEC on May 14, 2002. In addition, the Association filed various regulatory applications with the Office of Thrift Supervision ("OTS") and the Louisiana Office of Financial Institutions ("OFI") on or about March 21, 2002. The applications and related offering and proxy materials, as amended, were conditionally approved by the OTS by letters dated May 14, 2002 and by the OFI by letter dated May 10, 2002. The Company also filed an Application H-(e)1-S with the OTS on or about
March 21, 2002, which was conditionally approved by the OTS by letter dated May 14, 2002. The members of the Association approved the Plan Reorganization at a special meeting held on June 26, 2002. The offering of the Company's common stock expired on June 20, 2002. The consummation of the Reorganization is subject to regulatory approval and satisfaction of other customary conditions and has not occurred as of the filing hereof.

  As of March 31, 2002, the Company was in organization. Consequently, the Company had no assets or operating income for the quarter ended March 31, 2002. The Company will be organized as part of the consummation of the Reorganization.

  The unaudited financial statements of the Association, attached hereto as
Exhibit 99.1, were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.

Note 2 - Earnings Per Share -

  Earnings per share is not considered meaningful as the Reorganization has not yet been completed, the Company has not yet been incorporated and has not engaged in any operations.

Item 2 - Management's Discussion and Analysis or Plan of Operation.

  The Company will be a federal corporation organized for the purpose of becoming a unitary holding company of the Association. The Company will acquire all of the capital stock of the Association in exchange for 50% of the net proceeds from the offering of the Company's common stock. The Company will issue approximately 45% of its common stock to persons who submit orders in the offering. Minden Mutual Holding Company will own approximately 55% of the Company's outstanding common stock after the Reorganization. Immediately following the Reorganization, the only significant assets of the Company will be the capital stock of the Association, the Company's loan to its employee stock ownership plan, and the remainder of the net offering proceeds retained by the Company.

  Initially, the business and management of the Company will primarily consist of the business and management of the Association. Initially, the Company will neither own nor lease any property, but will instead use the premises, equipment and furniture of the Association. At the present time, the Company does not intend to employ any persons other than officers of the Association, and the Company will utilize the support staff of the Association from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future.

  Management believes that the mutual holding company structure will provide the Company with additional flexibility to diversify, should it decide to do so, its business activities through existing or newly formed subsidiaries, or through acquisitions of or mergers with other financial institutions and financial services related companies. Although there are no current arrangements, understandings or agreements, written or oral, regarding any such opportunities or transactions, the Company will be in a position, subject to regulatory limitations and the Company's financial position, to take advantage of any such opportunities that may arise. The initial activities of the Company are anticipated to be funded by the proceeds retained by the Company and earnings thereon or, alternatively, through dividends from the Association.






                   Minden Bancorp, Inc. (in organization)
                                Form 10-QSB
                        Quarter Ended March 31, 2002

                        PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

           There are no matters required to be reported under this item.

Item 2 - Changes in Securities and Use of Proceeds:

           (a) and (b)  Not applicable.

           (c) Minden Bancorp, Inc. is in organization and has not issued any securities.

           (d) The Company's Form SB-2 (File No. 333-84706) was declared effective by the SEC on May 14, 2002. The offering commenced on May 23, 2002, and the offering period expired (subject to final regulatory approval) on June 20, 2002. Trident Securities, a division of McDonald Investments Inc., was the underwriter for the Company's stock offering. A total of 654,638 shares of common stock were registered solely for the account of the Company, at an aggregate offering price of $6,546,380. The Reorganization has not yet been consummated.

Item 3 - Defaults Upon Senior Securities:

           There are no matters required to be reported under this item.

Item 4 - Submission of Matters to a Vote of Security Holders:

           There are no matters required to be reported under this item.

Item 5 - Other Information:

           There are no matters required to be reported under this item.





Item 6 - Exhibits and Reports on Form 8-K:

           (a)     The following exhibits are filed herewith:

              EXHIBIT NO.                DESCRIPTION
              -----------                -----------

                 99.1 Financial information for the Association for the quarter ended March 31, 2002.

           (b)     Reports on Form 8-K:
                   No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2002.














                                 SIGNATURES


  In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  MINDEN BANCORP, INC.
                                  (in organization)


Date: June 26, 2002               By:/s/ A. David Evans
                                     -------------------------------------
                                     A. David Evans
                                     President and Chief Executive Officer


















