Form 10QSB
period 2002-06-30
MINDEN BANCORP INC
filed 2002-08-14
CIK 1169352

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

   X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
  ---     EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2002

  --- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

                 Commission File Number 000-49882


                          MINDEN BANCORP, INC.
   -----------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)


                 United States                         To be requested
                 -------------                         ---------------
          (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)              Identification No.)


               415 Main Street, Minden, Louisiana 71058
               ----------------------------------------
               (Address of principal executive offices)


              Issuer's telephone number, including area code: (318) 377-0523

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.  Yes    No X
                                                 --     --
          Shares of common stock, par value $.01 per share, outstanding as of July 31, 2002: The registrant had 1,454,750 shares of common stock outstanding, of which 800,112 shares were held by Minden Mutual Holding Company, the registrant's mutual holding company, and 654,638 shares were held by the public and directors, officers and employees of the registrant.

          Transitional Small business Disclosure Format (check one):
          Yes   No X .
             --    --


                       Minden Bancorp, Inc.

                           Form 10-QSB

                   Quarter Ended June 30, 2002

                  PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and
Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

                                                                           Page

Item 1 - Financial Statements*

   Statement of Financial Condition at June 30, 2002 (Unaudited) . . . . . . 3

   Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . 4

Item 2 -Management's Discussion and Analysis or Plan of Operation. . . . . . 5

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

Item 3 -Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . 6

Item 4 -Submission of Matters to a Vote of Security Holders. . . . . . . . . 6

Item 5 -Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . 6

Item 6 -Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . 7

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8
________________
* Minden Bancorp, Inc. was in organization as of June 30, 2002.



                      Minden Bancorp, Inc.*

                 STATEMENT OF FINANCIAL CONDITION

                          June 30, 2002
                           (Unaudited)




                              ASSETS

Assets:
  Cash                                                      $       0
  Other assets                                                      0
                                                               ------
  Total Assets                                              $       0
                                                               ======
               LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Total Liabilities                                         $       0

Stockholders' Equity:
  Preferred Stock: 1,000,000 Shares to be Authorized
      0 Shares Issued and Outstanding                               0
  Common Stock, Par Value $.01: 4,000,000 Shares to be
      Authorized 0 Shares Issued and Outstanding                    0
  Additional Paid-In Capital                                        0
  Retained Earnings                                                 0
                                                               ------
      Total Stockholders' Equity                                    0
                                                               ------

  Total Liabilities and Stockholder's Equity                $       0
                                                               ======

___________________
* Minden Bancorp, Inc. was in organization as of June 30, 2002.



         See accompanying notes to financial statements.

                       Minden Bancorp, Inc.

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

                          June 30, 2002

Note 1 - Basis of Presentation -

  On December 11, 2001, the Board of Directors of Minden Building and Loan Association, a Louisiana-chartered building and loan association (the "Association"), adopted a Plan of Reorganization pursuant to which the Association would convert to stock form and become a wholly owned subsidiary of Minden Bancorp, Inc., a federally chartered corporation (the "Company"), which would become a majority-owned subsidiary of Minden Mutual Holding Company (collectively, the "Reorganization").

  In connection with the Reorganization, the Company offered approximately
45% of its common stock in a public offering.  The Company filed a Form SB-2
with the Securities and Exchange Commission ("SEC") on   March 21, 2002,
which, as amended, was declared effective by the SEC on May 14, 2002. In addition, the Association filed various regulatory applications with the Office of Thrift Supervision ("OTS") and the Louisiana Office of Financial Institutions ("OFI") on or about March 21, 2002. The applications and related offering and proxy materials, as amended, were conditionally approved by the OTS by letters dated May 14, 2002 and by the OFI by letter dated May 10, 2002. The Company also filed an Application H-(e)1-S with the OTS on or about
March 21, 2002, which was conditionally approved by the OTS by letter dated May 14, 2002. The offering of the Company's common stock expired on June 20, 2002. The members of the Association approved the Plan Reorganization at a
special meeting held on June 26, 2002.   The Reorganization was consummated on
July 2, 2002.

  As of June 30, 2002, the Company was in organization. Consequently, the Company had no assets or operating income for the quarter ended on June 30, 2002. The Company was organized as part of the consummation of the Reorganization on July 2, 2002.

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






Note 2 - Earnings Per Share -

  Earnings per share is not considered meaningful as the Reorganization had not yet been completed, the Company had not yet been incorporated and the Company had not engaged in any operations as of June 30, 2002.

Item 2 - Management's Discussion and Analysis or Plan of Operation.

  The Company is a federal corporation organized for the purpose of being a unitary holding company of the Association. In connection with the consummation of the Reorganization on July 2, 2002, the Company acquired all of the capital stock of the Association in exchange for 50% of the net proceeds from the offering of the Company's common stock. In addition, the Company issued approximately 45% of its common stock to persons who submitted orders in the offering. Minden Mutual Holding Company owns the remaining approximately 55% of the Company's outstanding common stock. The only significant assets of the Company are the capital stock of the Association, the Company's loan to its employee stock ownership plan, and the remainder of the net offering proceeds retained by the Company.

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









                       Minden Bancorp, Inc.
                           Form 10-QSB
                   Quarter Ended June 30, 2002

                  PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

      There are no matters required to be reported under this item.

Item 2 - Changes in Securities and Use of Proceeds:

      (a) and (b)  Not applicable.

      (c) As of June 30, 2002, Minden Bancorp, Inc. was in organization and had not issued any securities. Upon consummation of the Reorganization on July 2, 2002, the Company issued 1,454,750 shares of its common stock, of which 800,112 shares were issued to Minden Mutual Holding Company and 654,638 shares were issued to persons who submitted orders in the offering.

      (d) The Company's Form SB-2 (File No. 333-84706) was declared effective by the SEC on May 14, 2002. The offering commenced on May 23, 2002, and the offering period expired on June 20, 2002. Trident Securities, a division of McDonald Investments Inc., was the underwriter for the Company's stock offering. A total of 654,638 shares of common stock were registered solely for the account of the Company, at an aggregate offering price of $6,546,380. In addition, 800,112 shares of the Company's common stock were issued to Minden Mutual Holding Company, a federal mutual holding company. The Reorganization and the related stock offering of the Company were consummated on July 2, 2002.

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

Item 6 - Exhibits and Reports on Form 8-K:

         (a)     The following exhibits are filed herewith:

         EXHIBIT NO.                DESCRIPTION
         -----------                -----------

            99.1         Financial information for the Association for
                         the quarter ended June 30, 2002.
            99.2         Certification Pursuant to 18 U.S.C. Section
                         1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
            99.3 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)     Reports on Form 8-K:
              No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2002.










                            SIGNATURES


  In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                MINDEN BANCORP, INC.


Date: August 13, 2002           By: /s/ A. David Evans
                                   ----------------------------------------
                                   A. David Evans
                                   President and Chief Executive Officer



















                               8