Form 10QSB
period 2002-09-30
MINDEN BANCORP INC
filed 2002-11-14
CIK 1169352

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

 X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2002

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

          For the transition period from________to_________

                      Commission File Number 000-49882

                             MINDEN BANCORP, INC.
______________________________________________________________________________
     (Exact name of small business issuer as specified in its charter)


                  United States                      13-4203146
______________________________________________________________________________
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)          Identification No.)


                  415 Main Street, Minden, Louisiana 71058
______________________________________________________________________________
                  (Address of principal executive offices)

           Issuer's telephone number, including area code: (318) 377-0523

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
         requirements for the past 90 days.  Yes X   No
                                                ---    ---

         Shares of common stock, par value $.01 per share, outstanding as of November 11, 2002: The registrant had 1,454,750 shares of common stock outstanding, of which 800,112 shares were held by Minden Mutual Holding Company, the registrant's mutual holding company, and 654,638 shares were held by the public and directors, officers and employees of the registrant.

         Transitional Small business Disclosure Format (check one):
         Yes   No  X .
            ---   ---

                            Minden Bancorp, Inc.

                                Form 10-QSB

                      Quarter Ended September 30, 2002

                       PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and
Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

                                                                 Page
Item 1 - Financial Statements

     Consolidated Statement of Financial Condition at
      September 30, 2002 (Unaudited) and December 31, 2001 . . .    3

     Consolidated Statements of Income (Unaudited) For the
      Three and Nine Months Ended September 30, 2002 and
      September 30, 2001. . .  . . . . . . . . . . . . . . . . .    4

     Consolidated Statements of Stockholders' Equity
      (Unaudited) For the Nine Months Ended September
      30, 2002 and September 30, 2001. . . . . . . . . . . . . .    5

     Consolidated Statements of Cash Flows (Unaudited) For
      the Nine Months Ended September 30, 2002 and
      September 30, 2001. . .  . . . . . . . . . . . . . . . . .    6


     Notes to Financial Statements . . . . . . . . . . . . . . .    8

Item 2 - Management's Discussion and Analysis or Plan
          of Operation. . .  . . . . . . . . . . . . . . . . . .   11

Item 3 - Controls and Procedures . . . . . . . . . . . . . . . .   13

                        PART II - OTHER INFORMATION

Item 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . .   15

Item 2 - Changes in Securities and Use of Proceeds . . . . . . .   15

Item 3 - Defaults Upon Senior Securities . . . . . . . . . . . .   15

Item 4 - Submission of Matters to a Vote of Security Holders . .   15

Item 5 - Other Information . . . . . . . . . . . . . . . . . . .   15

Item 6 - Exhibits and Reports on Form 8-K  . . . . . . . . . . .   15

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

Certifications . . . . . . . . . . . . . . . . . . . . . . . . .   17




                       PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                     MINDEN BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS

                  SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                                                   September 30,  December 31,
     A S S E T S                                      2002            2001
                                                   ------------   ------------
                                              (in thousands except share data)

Cash and noninterest-bearing deposits                $   894       $   802
Interest-bearing demand deposits                         408         1,039
Federal funds sold                                       250             -
                                                       -----         -----
     Total cash and cash equivalents                   1,552         1,841

Investment securities:
 Securities held-to-maturity (estimated market
   value of $2,390-2002 and $3,825-2001)               2,153         3,737
 Securities available-for-sale, at estimated
   market value                                       19,107        11,287

Federal Home Loan Bank stock, at cost                    469           458
Loans, net of allowance for loan losses of $911       50,048        41,188
Accrued interest receivable                              278           211
Premises and equipment, net                            2,082         2,144
Real estate owned                                         35            59
Other assets                                             339           308
                                                      ------        ------
Total assets                                         $76,063       $61,233
                                                      ======        ======
 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Deposits:
   Noninterest-bearing                               $ 2,733       $ 2,613
   Interest-bearing                                   49,850        43,457
                                                      ------        ------
     Total deposits                                   52,583        46,070
 Accrued dividends on savings                            284           255
 Deferred federal income taxes                           482           497
 Federal Home Loan Bank advances                       5,000         3,000
 Other liabilities                                       301           114
                                                      ------        ------
     Total liabilities                                58,650        49,936

Commitments and contingencies                              -             -

Stockholders' equity:
 Preferred stock-1,000,000 shares authorized-none issued   -             -
 Common stock, par value $.01; 4,000,000 shares issued;
   1,454,750 shares issued and outstanding                15             -
 Additional paid-in capital                           17,694             -
 ESOP loan (52,371 shares unreleased)                   (524)            -
 Retained earnings                                       245        10,587
 Accumulated other comprehensive income                  (17)          710
                                                      ------        ------
     Total stockholders' equity                       17,413        11,297
                                                      ------        ------
Total liabilities and stockholders' equity           $76,063       $61,233
                                                      ======        ======


See accompanying notes to unaudited consolidated financial statements.

                    MINDEN BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENT OF INCOME

      FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                      ------------------     -----------------
                                        2002        2001       2002       2001
                                       -----         ---      -----      -----
                                           (in thousands except share data)
Interest and dividend income:
 Loans, including fees               $   955      $  774     $2,706     $2,130
 Investments-taxable:
   Securities                             50          57        135        246
   Mortgage-backed securities            154         115        404        353
 Dividends-FHLMC/FHLB                      7           7         21         25
 Other (federal funds/interest-
   bearing demand)                         7          13         20         48
                                       -----         ---      -----      -----
     Total interest and dividend
      income                           1,173         966      3,286      2,802

Interest expense:
 Interest-bearing deposits               405         485      1,231      1,408
 Interest on borrowed funds               30           7         71         53
                                       -----         ---      -----      -----
     Total interest expense              435         492      1,302      1,461
                                       -----         ---      -----      -----
     Net interest income                 738         474      1,984      1,341
 Provision for loan losses                 -           -          -          -
                                         ---         ---      -----      -----
     Net interest income after
       provision for loan losses         738         474      1,984      1,341

Other operating income:
 Customer service fees                    49          47        131        123
                                         ---         ---        ---        ---
     Total other operating income         49          47        131        123

Other operating expenses:
 Salaries and benefits                   185         152        541        396
 Office occupancy expense                 29          28         87         86
 Professional fees and supervisory
   examinations                           48          22        104         66
 SAIF insurance premium                    2           2          6          5
 Other general and administrative
   expenses                              148         119        453        381
                                         ---         ---      -----        ---
     Total other operating expenses      412         323      1,191        934
                                         ---         ---      -----        ---
Income before income taxes               375         198        924        530

Income tax expense                       130          50        280        148
                                         ---         ---        ---        ---
Net income                            $  245       $ 148     $  644      $ 382
                                         ===         ===        ===        ===
Earnings per share                    $  .17         N/A     $  .46        N/A



See accompanying notes to unaudited consolidated financial statements.

                  MINDEN BANCORP, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002



                                         Additional                Other
                                 Common   Paid-In     Retained  Comprehensive
                                 Stock    Capital     Earnings     Income
                                 ------  ----------   --------  -------------
                                        (in thousands except share data)

Balance January 1, 2002          $ -     $    -       $ 10,587   $  710

Initial sale of 654,638 shares
 common stock net of
 issuance cost of $519 in
 public offering                   7      6,021              -        -

Net income                         -          -            644        -

Initial capital contribution
 and issuance of 800,112
 shares to Minden Mutual           8         92           (100)       -

Transfer from retained
 earnings at acquisition           -     11,581        (10,886)    (696)

Change in net unrealized gain
 (loss) on securities available
 for sale, net of tax effect of
 $16                                                       (31)     (31)
                                 ----     ----            -----     -----
    Total comprehensive income                             613
                                                          =====
Balance September 30, 2002      $ 15    $17,694        $   245     $(17)
                                 ===     ======            ===      ===














See accompanying notes to unaudited consolidated financial statements.

                    MINDEN BANCORP, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENT OF CASH FLOWS

           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001




                                                       2002              2001
                                                       ----              ----
                                                           (in thousands)

Cash flows from operating activities:
 Net income                                          $  644           $   382
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                          68                77
   Deferred income taxes                                 15                 8
   Stock dividends                                      (11)              (16)
   (Gain) on sale of assets                              (1)               (9)
   (Increase) in prepaid expenses and accrued income    (98)              (57)
   Increase in dividends payable and other liabilities  216                98
                                                        ---               ---
     Net cash provided by operating activities          833               483

Cash flows from investing activities:
 Activity in available for sale securities:
  Maturities, prepayments and calls                     352             8,319
  Purchases                                          (8,233)           (8,802)
 Activity in held to maturity securities:
  Maturities, prepayments and calls                   1,584             5,236
  Purchases                                              -                 -
 Net (increase) in loans                             (8,860)           (9,124)
 Proceeds from sale of real estate owned                 25                85
 Purchases of premises and equipment                     (6)              (68)
                                                     ------             -----
     Net cash (used by) investing activities        (15,138)           (4,354)

Cash flows from financing activities:
 Net increase in deposits                             6,613             7,858
 Net increase (decrease) in advances from FHLB        2,000            (2,900)
 Proceeds from sale of common stock                   5,403                -
                                                     ------             -----
     Net cash provided by financing activities       14,016             4,958
                                                     ------             -----
Net increase (decrease) in cash and cash equivalents   (289)            1,087

Cash and cash equivalents at January 1                1,841             1,104
                                                      -----             -----
Cash and cash equivalents at September 30           $ 1,552           $ 2,191
                                                      =====             =====






See accompanying notes to unaudited consolidated financial statements.

                    MINDEN BANCORP, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENT OF CASH FLOWS

           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001




                                                     2002              2001
                                                     ----              ----
                                                         (in thousands)

Supplemental disclosures:
 Interest paid on deposits and borrowed funds      $1,273            $1,437
 Income taxes paid                                    321               148

  Noncash investing and financing activities:
   Decrease in unrealized gain on securities
     available for sale                            $   31            $   20
                                                    =====             =====


























See accompanying notes to unaudited consolidated financial statements.

                    MINDEN BANCORP, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             SEPTEMBER 30, 2002


1. Presentation of Interim Information

   On December 11, 2001, the Board of Directors of Minden Building and Loan Association, a Louisiana chartered building and loan association (the "Association"), adopted a plan of reorganization pursuant to which the Association would convert to stock form and became a wholly-owned subsidiary of Minden Bancorp, Inc. (the "Company"). In connection with the reorganization, the Company became a majority owned (55%) subsidiary of Minden Mutual Holding Company. The reorganization was consummated on July 2, 2002. The unaudited consolidated financial statements include the Company and its wholly-owned subsidiary, the Association. The financial information at December 31, 2001 was obtained from the Association's audited financial statements. Information for interim financial data for 2001 represents the Association's results. All intercompany transactions have been eliminated in consolidation. The Company's only significant assets are its investment in the Association, its loan to the Company's employee stock ownership plan (ESOP) and the remainder of the net offering proceeds from its offering of common stock.

   In the opinion of the management of the Company and the Association, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the consolidated financial position as of September 30, 2002 and December 31, 2001, and the consolidated results of operations and cash flows for the three and nine months ended September 30, 2002 and 2001, and the consolidated statement of stockholders' equity for the nine months ended September 30, 2002. Interim results are not necessarily indicative of results for a full year.

   The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Association's audited financial statements and notes for the year ended December 31, 2001.

2. Summary of Significant Accounting Policies

   The Association is a Louisiana chartered building and loan association. The Association accepts customer demand, savings, and time deposits and provides residential and commercial mortgages, consumer and business loans to consumers. The Association is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. The Company's only significant asset and business activity is its investment in the Association.

   Use of Estimates. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, deferred tax assets and trading activities.

   Significant Group Concentrations of Credit Risk.  Most of the
   Association's activities are with customers located within Webster Parish, Louisiana. Note 2 to the financial statements contained in the Company's prospectus, dated May 14, 2002, summarizes the types of investment securities in which the Association makes investments, and

2. Summary of Significant Accounting Policies   (Continued)

   Note 3 summarizes the types of loans included in the Association's loan portfolio. The Association does not have any significant concentrations to any one industry or customer.

   Earnings per share (EPS). EPS is calculated based upon 1,402,379 shares (outstanding stock less ESOP shares not released).

3. Loans and Allowance for Loan Losses

   The loan portfolio at September 30, 2002, is as follows (in thousands):

     First mortgage conventional loans:
      Secured by one-to-four-family residences             $36,919
     Commercial real estate                                  4,664
     Commercial, other than real estate                      5,217
     Consumer loans (including overdrafts of $16)            2,162
     Consumer loans secured by deposits                      1,064
     Construction loans                                      2,247
                                                            ------
        Total                                               52,273
     Less:  Allowance for loan losses                         (911)
        Unfunded construction loan commitments              (1,314)
                                                            ------
        Loans, net                                         $50,048
                                                            ======

   Changes in the allowance for loan losses are summarized as follows:

     Balance, July 1                                       $   911
     Provision for loan losses                                   -
     Loans charged off-net of recoveries                         -
                                                               ---
     Balance, September 30                                 $   911
                                                               ===

   The Association's fee for the origination or assumption of a loan approximates its cost incurred on the loan. As the net fees/costs are deemed immaterial to the financial statements, no deferred loan fees/costs have been deferred as provided by SFAS 91.

   The Association's lending activity is concentrated within Webster Parish, Louisiana. The majority of loans extended in this lending area are for one-to-four family dwelling units; however, the Association is expanding its lending activities to commercial real estate, commercial business and consumer loans. See above for detail. The Association requires collateral sufficient in value to cover the principal amount of the loan. Such collateral is evidenced by mortgages on property held and readily accessible to the Association.

4. Accrued Interest Receivable

   Accrued interest receivable at September 30, 2002 consists of the following (in thousands):

      Loans                                                $   195
      Mortgage-backed securities                                73
      Investment securities and other                           10
                                                               ---
             Total accrued interest receivable             $   278
                                                               ===

5. Premises and Equipment

   Premises and equipment are summarized as follows (in thousands):

      Land and buildings                                   $ 2,140
      Furniture, fixtures and equipment                        372
                                                             -----
             Total                                           2,512
      Less-accumulated depreciation                            430
                                                             -----
             Net premises and equipment                    $ 2,082
                                                             =====

6. Deposits

   Deposits as of September 30, 2002 are summarized as follows (in thousands):

     Demand deposit accounts (including official
      checks of $250 in 2002)                              $ 6,321
     Savings                                                 8,421
     Certificates of deposit:
      2.00%   2.99%                                          9,426
      3.00%   3.99%                                         19,749
      4.00%   4.99%                                          2,576
      5.00%   5.99%                                          3,581
      6.00%   6.99%                                          2,509
                                                            ------
      Total certificates of deposit                         37,841
                                                            ------
             Total deposits                                $52,583
                                                            ======

7. Pension Plan

   The Association adopted a 401(k) retirement plan and discontinued its "SEP" plan, covering all employees based upon a year of service. The plan provides for a 2% employer contribution (based upon compensation) with a match of the employees contribution up to 6% based upon Board approval. Plan contributions (in thousands) for 2002 were $11.

8. Commitments and Contingencies

   In the ordinary course of business, the Association has outstanding commitments on which management does not anticipate losses. They include, among other things, commitments to extend credit and letters of credit undertaken in the normal course of business. As of September 30, 2002 (in thousands), the Association had $8,775 of loan commitments and lines of credit outstanding, including loans in process.

   When entered into, these commitments represent off-balance sheet risk to the Association, with the contractual notional amount representing the Association's exposure to credit loss in the event of nonperformance by the other party to the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. They generally have fixed expiration dates and require payment of a fee. Since many commitments are expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements. The Association evaluates each customer's creditworthiness on a case-by-case basis, and obtains an amount of collateral it deems sufficient.

9. Employee Stock Ownership Plan

   The Company established an ESOP and loaned (in thousands) the ESOP $524 to purchase 52,371 shares. There has been no activity in the ESOP to date. As none of these shares have been released, they are not included in the calculation of earnings per share as required by current accounting standards. Also, as required by accounting standards, the loan receivable is shown as a reduction in stockholders' equity.


Item 2.  Management's Discussion and Analysis or Plan of Operation.

General

   The following discussion compares the consolidated financial condition of the Company and its wholly owned subsidiary, the Association, at September 30, 2002 and December 31, 2001 and the results of operations for the three and nine months ended September 30, 2002 with the same periods in 2001. Currently the business and management of the Company is primarily the business and management of the Association. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

   The Company is the holding company for the Association. Substantially all of the Company's assets are currently held in, and its operations are conducted through, its sole subsidiary the Association. The Company's business consists primarily of attracting deposits from the general public and using such deposits to make loans for the purchase and construction of residential properties. The Company also originates commercial loans and various types of consumer loans.

   The Company is a federal corporation organized for the purpose of being a unitary holding company of the Association. In connection with the consummation of the reorganization of the Association on July 2, 2002, the Company acquired all of the capital stock of the Association in exchange for 50% of the net proceeds from the offering of the Company's common stock. The Company issued approximately 45% of its common stock to persons who submitted orders in the offering. Minden Mutual Holding Company owns the remaining approximately 55% of the Company's outstanding common stock. The only significant assets of the Company are the capital stock of the Association, the Company's loan to the ESOP, and the remainder of the net offering proceeds retained by the Company.

Changes in Financial Condition

   Total assets increased by $14.8 million, or 24.2%, from December 31, 2001 to September 30, 2002. The increase was primarily due to a $8.9 million, or 21.5%, increase in the Company's net loan portfolio and a $6.2 million, or 41.5%, increase in investment securities. Cash and cash equivalents decreased by $289,000, or 15.7%, from December 31, 2001 to September 30, 2002. The decrease was primarily due to the Company's reduction in its interest-bearing deposits in other institutions.

   The $8.9 million increase in the Company's net loan portfolio from December 31, 2001 was primarily due to a $2.5 million, or 7.2%, increase in one- to four-family residential loans, a $4.4 million, or 546.5%, increase in commercial loans, other than real estate, a $1.4 million, or 43.5%, increase in commercial real estate loans, a $298,000, or 10.2%, increase in consumer loans and a $1.1 million, or 102.3%, increase in construction loans. The Company has increased its emphasis on the origination of higher yielding commercial and consumer loans. Deposits increased by $6.5 million, or 14%, at September 30, 2002 compared to the year ended December 31, 2001. The increase in the Company's deposits over December 31, 2001 levels was primarily due to a $6.4 million, or 14.7%, increase in interest-bearing deposits. Recent consolidation of other financial institutions in the Company's market area and the historically low interest rate environment have contributed to the increases in its deposits and loan portfolio. The increases in the Company's loan portfolio and investment securities were largely funded by the net proceeds of the Association's reorganization into the mutual holding form of reorganization and the related stock offering of the Company's common stock.

   The Company's total classified assets for regulatory purposes at September 30, 2002 amounted to $542,000, all of which were classified as substandard. The largest classified assets at September 30, 2002 consisted of two mortgage loans on one residential property. The remaining substandard assets at September 30, 2002 consisted of ten first mortgage loans and real estate owned.

   Total stockholders' equity increased by $6.1 million, or 54.1%, in the first nine months of 2002. Net income of $644,000 and $6.0 million in net proceeds from the sale of the Company's common stock increased equity during the period, which was partially offset by $524,000 of unreleased ESOP shares held in suspense. Stockholders' equity at September 30, 2002 totaled $17.4 million compared to equity of $11.3 million at December 31, 2001.

Results of Operations

   The Company's profitability depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, investment securities and interest-earning deposits in other institutions, and interest expense on interest-bearing deposits and borrowings from the Federal Home Loan Bank of Dallas. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also depends, to a lesser extent, on other operating income, provision for loan losses, other operating expenses and federal and state income taxes.

   Net income increased by $97,000, or 65.5%, in the quarter ended September 30, 2002 and increased by $262,000, or 68.6%, in the nine months ended September 30, 2002 compared to the respective 2001 periods. The increase in net income for both periods was primarily due to an increase in net interest income which was partially offset by increases in other operating expenses and income tax expense. The increase in the September 30, 2002 quarter was due primarily to an increase of $264,000 in net interest income which was partially offset by an increase in other operating expenses of $89,000 and an increase in income tax expense of $80,000. The increase in net income for the first nine months of 2002 was due primarily to a $643,000 increase in net interest income which was partially offset by an increase in other operating expenses of $257,000 and an increase in income tax expense of $132,000.

   Net interest income increased by $264,000, or 55.7%, in the quarter ended September 30, 2002 and increased by $643,000, or 47.9%, for the nine months ended September 30, 2002 over the comparable 2001 periods. This was primarily due to an increase in the interest rate spread and an increase in the net interest margin for such periods. The interest rate spread increased to 3.4% for the three month period ended September 30,2002 from 2.8% for the three month period ended September 30, 2001. The interest rate spread increased to 3.5% for the nine month period ended September 30,2002 from 2.8% for the nine month period ended September 30, 2001. The net interest margin was 4.2% for the three month and 4.2% for the nine month periods ended September 30, 2002 compared to 3.8% for the three month and 3.7% for the nine month periods ended September 30, 2001.

   Total interest income increased by 207,000, or 21.4%, for the quarter and increased $484,000, or 17.3%, for the nine months ended September 30, 2002 over the comparable 2001 periods. This was primarily due to an increase in income from loans receivable of $181,000 in the quarter ending September 30, 2002 and of $576,000 for the nine months ending September 30, 2002, which was partially offset by a decrease in income from securities of $111,000.

   Total interest expense decreased by $57,000, or 11.6%, for the quarter and decreased $159,000, or 10.9%, for the nine months ended September 30, 2002 over the comparable 2001 periods. The decrease in the quarter was primarily due to a decrease in total interest paid on deposits of $80,000 and was partially offset by an increase in interest paid on Federal Home Loan Bank advances of $23,000. The decrease in total interest expense for the nine-month period was primarily due to a decrease in total interest paid on deposits of $177,000 and was partially offset by an increase in interest paid on Federal Home Loan advances of $18,000. The decrease in interest paid on deposits was a result of lower average interest rates paid which was partially offset by an increase in average balances. The increase in interest paid on Federal Home Loan Bank advances was caused by an increase in average balances which was partially offset by a decrease in average rates paid.

   No provision for losses on loans was made for the quarters ended September 30, 2002 or 2001
                                     12

or the nine months ended September 30, 2002 or 2001. At September 30, 2002, the Company's non-accruing loans amounted to $34,000. The allowance for loan losses amounted to $911,000 at September 30, 2002, representing 1.8% of the total loans held in portfolio and 2,679.4% of the total non-accruing loans at such date.

   Other operating income increased in the quarter ended September 30, 2002 by $2,000, or 4.3%, and increased by $8,000, or 6.5%, in the nine months needed September 30, 2002 over the comparable 2001 periods. The increase for both periods is attributable to increased transaction service charges and fees.

   Other operating expenses increased in the quarter ended September 30, 2002 by $89,000, or 27.6%, and increased by $257,000, or 27.5%, in the nine months ended September 30, 2002 over the comparable 2001 periods. The increase in the quarter was due to a $33,000 increase in employee compensation and benefits, a $26,000 increase in professional fees and supervisory examinations and a $29,000 increase in other general and administrative expenses. The increase in the nine month period was due to increases of $145,000 in employee compensation and benefits, $38,000 in professional fees and supervisory examinations and $72,000 in other general and administrative expenses. Compensation expenses increased in both periods due to an increase in staff size and, to a lesser extent, through increased compensation to current employees. The increase in professional fees reflect the Association's reorganization into the mutual holding company form of organization. Other general and administrative expenses increased primarily due to higher data processing expenses due to increased loan and deposit activity in such periods.

   Income tax expense increased in the quarter and for the nine months ending September 30, 2002 by $80,000 and $132,000, respectively, over the comparable 2001 periods due primarily to increased income before taxes.

Liquidity and Capital Resources

    The Company adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments. The Company also adjusts liquidity as appropriate to meet asset and liability management objectives.

   The Company's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. In addition, the Company invests excess funds in short-term, interest-earning accounts and other assets, which provide liquidity to meet lending requirements.

   A significant portion of the Company's liquidity consists of securities classified as available for sale and cash and cash equivalents. The Company's primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provide an additional source of funds.

   The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively. At September 30, 2002, the Association exceeded each of its capital requirements with ratios of 22.2%, 22.2% and 44.8%, respectively.

Item 3.  Controls and Procedures

   Under the supervision and with the participation of the Company's management, including its chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report, and based on such evaluation, the Company's chief executive officer and
                                     13

chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

   The Company's controls and other procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.





















                                     14

                            Minden Bancorp, Inc.
                                Form 10-QSB
                      Quarter Ended September 30, 2002

                         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

            There are no matters required to be reported under this item.

Item 2 - Changes in Securities and Use of Proceeds:

         (a)-(c) Not applicable.

         (d) On July 2, 2002, the Company consummated the offering of 45% of its common stock at $10 per share in connection with the reorganization of the Association into the mutual holding company form of organization, resulting in gross proceeds of $6,546,380. Net proceeds amounted to $6,027,380, of which 50% was used by the Company to purchase all of the Association's common stock. Of the proceeds retained by the Company, $523,710 was used to make a loan to the ESOP in order to fund the purchase of 52,371 shares of the Company's common stock by the ESOP. The remaining net proceeds retained by the Company are being used as working capital, funding lending activities and investing in investment securities.

Item 3 - Defaults Upon Senior Securities:

         There are no matters required to be reported under this item.

Item 4 - Submission of Matters to a Vote of Security Holders:

         There are no matters required to be reported under this item.

Item 5 - Other Information:

         There are no matters required to be reported under this item.

Item 6 - Exhibits and Reports on Form 8-K:

         (a)  The following exhibits are filed herewith:

              EXHIBIT NO.                DESCRIPTION
              -----------                -----------
              99.1              Certification Pursuant to Section 906 of the
                                Sarbanes-Oxley Act of 2002.
              99.2              Certification Pursuant to Section 906 of the
                                Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K:
              No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2002.



                                     15

                                 SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     MINDEN BANCORP, INC.


Date: November 13, 2002               /s/ A. David Evans
                                      ------------------------------------
                                      A. David Evans
                                      President and Chief Executive Officer


Date: November 13, 2002               /s/ Becky T. Harrell
                                      ------------------------------------
                                      Becky T. Harrell
                                      Chief Financial Officer and Treasurer



























                                     16

                          CERTIFICATION PURSUANT TO
                SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, A. David Evans, the Chairman of the Board, President and Chief
Executive Officer of Minden Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Minden
   Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
        Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date: November 13, 2002                 /s/A. David Evans
                                         ------------------------------
                                         A. David Evans
                                         Chairman of the Board, President and
                                         Chief Executive Officer

                                     17

                          CERTIFICATION PURSUANT TO
              SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Becky T. Harrell, the Chief Financial Officer and Treasurer of Minden Bancorp Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Minden
   Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
        Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  Date: November 13, 2002              /s/ Becky T. Harrell
                                       -----------------------------------
                                       Becky T. Harrell
                                       Chief Financial Officer and Treasurer