Form 10QSB
period 2003-03-31
MINDEN BANCORP INC
filed 2003-05-14
CIK 1169352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-49882

MINDEN BANCORP, INC.
(Exact name of small business issuer as specified in its charter)

United States	13-4203146
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

415 Main Street, Minden, Louisiana 71058
(Address of principal executive offices)

Issuer’s telephone number, including area code: (318) 377-0523

Shares of common stock, par value $.01 per share, outstanding as of April 30, 2003: The registrant had 1,454,750 shares of common stock outstanding, of which 800,112 shares were held by Minden Mutual Holding Company, the registrant’s mutual holding company, and 654,638 shares were held by the public and directors, officers and employees of the registrant.

Transitional Small business Disclosure Format (check one):

Yes ☐   No ☒.

Minden Bancorp, Inc.

Form 10-QSB

Quarter Ended March 31, 2003

PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002

	March 31, 2003	December 31, 2002
	(in thousands except share data)

ASSETS

Cash and noninterest-bearing deposits	$1,392	$1,613
Interest-bearing demand deposits	629	256
Federal funds sold	175	1,375
Total cash and cash equivalents	2,196	3,244

Investment securities:
Securities held-to-maturity (estimated market value of $2,398-2002 and $2,103-2003)	2,018	2,297
Securities available-for-sale, at estimated market value	18,895	18,112

First National Bankers Bank stock, at cost	210	210
Federal Home Loan Bank stock, at cost	475	472
Loans, net of allowance for loan losses	55,023	52,337
Accrued interest receivable	288	271
Premises and equipment, net	2,248	2,205
Real estate owned	182	35
Other assets	361	385

Total assets	$81,896	$79,568

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest-bearing	$3,313	$4,500
Interest-bearing	55,825	52,356
Total deposits	59,138	56,856
Accrued dividends on savings	276	212
Deferred federal income taxes	460	505
Federal Home Loan Bank advances	4,000	4,000
Other liabilities	191	347
Total liabilities	64,065	61,920

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock-1,000,000 shares authorized-none issued	—	—
Common stock, par value $.01; 4,000,000 shares issued; 1,454,750 shares issued and outstanding	15	15
Additional paid-in capital	16,600	16,600
ESOP loan (49,251-2003, 50,291-2002, shares unreleased)	(492)	(503)
Retained earnings	1,070	824
Accumulated other comprehensive income	638	712
Total stockholders’ equity	17,831	17,648

Total liabilities and stockholders’ equity	$81,896	$79,568

See accompanying notes to unaudited consolidated financial statements.

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(UNAUDITED)

	Three Months Ended
	March 31, 2003	March 31, 2002
	(in thousands except share data)

Interest and dividend income:
Loans, including fees	$1,006	$850
Investments-taxable:
Securities	40	40
Mortgage-backed securities	123	122
Dividends-FHLMC/FHLB	7	7
Other (federal funds/interest-bearing demand)	9	7
Total interest and dividend income	1,185	1,026

Interest expense:
Interest-bearing deposits	376	420
Interest on borrowed funds	23	16
Total interest expense	399	436

Net interest income	786	590
Provision for loan losses	—	—

Net interest income after provision for loan losses	786	590

Other operating income:
Customer service fees	52	38
Gain on sale of REO	9	—
Total other operating income	61	38

Other operating expenses:
Salaries and benefits	266	230
Office occupancy expense	53	50
Professional fees and supervisory examinations	25	22
SAIF insurance premium	2	2
Other general and administrative expenses	119	95
Total other operating expenses	465	399

Income before income taxes	382	229

Income tax expense	136	55

Net income	$246	$174

Earnings per share	$.17	N/A

See accompanying notes to unaudited consolidated financial statements.

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2003

(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income
	(in thousands except share data)

Balance January 1, 2003	$15	$16,600	$824	$712

Net income			246

Change in net unrealized gain (loss) on securities available for sale, net of tax effect of $38			(74)	(74)

Total comprehensive income			172

Balance March 31, 2003	$15	$16,600	$1,070	$638

See accompanying notes to unaudited consolidated financial statements.

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(UNAUDITED)

	2003	2002
	(in thousands)

Cash flows from operating activities:
Net income	$246	$644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24	68
Deferred income taxes	(42)	15
Stock dividends	(69)	(11)
(Gain) on sale of assets	(9)	(1)
(Increase) in prepaid expenses and accrued income	(26)	(98)
Decrease in dividends payable and other liabilities	46	216
Net cash provided by operating activities	170	833

Cash flows from investing activities:
Activity in available for sale securities:
Maturities, prepayments and calls	1,922	352
Purchases	(2,807)	(8,233)
Activity in held to maturity securities:
Maturities, prepayments and calls	278	1,584
Purchases	—	—
Net (increase) in loans	(2,675)	(8,860)
Net (increase) in real estate owned	(143)	25
Purchases of premises and equipment	(66)	(6)
Net cash (used) by investing activities	(3,491)	(15,138)

Cash flows from financing activities:
Net increase in deposits	2,273	6,613
Net increase (decrease) in advances from FHLB	—	2,000
Proceeds from sale of common stock		5,403
Net cash provided by financing activities	2,273	14,016

Net increase (decrease) in cash and cash equivalents	(1,048)	(289)

Cash and cash equivalents at January 1	3,244	1,841

Cash and cash equivalents at March 31	$2,196	$1,552

See accompanying notes to unaudited consolidated financial statements.

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003

(UNAUDITED)

	2003	2002
	(in thousands)

Supplemental disclosures:
Interest paid on deposits and borrowed funds	$338	$388
Income taxes paid	206	30

Noncash investing and financing activities:
Decrease in unrealized gain on securities available for sale	$112	$73

See accompanying notes to unaudited consolidated financial statements.

MINDEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2003

1.       Presentation of Interim Information

On December 11, 2001, the Board of Directors of Minden Building and Loan Association, a Louisiana-chartered building and loan association (the “Association”), adopted a plan of reorganization pursuant to which the Association would convert to stock form and became a wholly owned subsidiary of Minden Bancorp, Inc. (the “Company”).  In connection with the reorganization, the Company became a majority owned (55%) subsidiary of Minden Mutual Holding Company.  The reorganization was consummated on July 2, 2002. The unaudited consolidated financial statements include the Company and its wholly owned subsidiary, the Association.  The financial information at December 31, 2002 was obtained from the Company’s consolidated audited financial statements. Information for interim financial data for 2002 represents the Association’s results. All intercompany transactions have been eliminated  in consolidation.  The Company’s only significant assets are its investment in the Association, and its loan to the Company’s employee stock ownership plan (ESOP).

In the opinion of the management of the Company and the Association, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the consolidated financial position as of March 31, 2003 and 2002, and the consolidated results of operations and cash flows for the three months ended March 31, 2003 and 2002, and the consolidated statement of stockholders’ equity for the three months ended March 31, 2003.  Interim results are not necessarily indicative of results for a full year.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company’s audited financial statements and notes for the year ended December 31, 2002.

2.       Summary of Significant Accounting Policies

The Association is a Louisiana-chartered building and loan association.  The Association accepts customer demand, savings, and time deposits and provides residential fixed-rate mortgages, consumer and business loans to consumers.  The Association is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.  The Company’s only significant asset and business activity is its investment in the Association.

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

Significant Group Concentrations of Credit Risk.  Most of the Association’s activities are with customers located within Webster Parish, Louisiana.  Note 2 to the financial statements summarizes the types of investment securities in which the Association makes investments, and

2.       Summary of Significant Accounting Policies   (Continued)

Note 3 summarizes the types of loans included in the Association’s loan portfolio.  The Association does not have any significant concentrations to any one industry or customer.

Earnings per share (EPS).  EPS is calculated based upon 1,404,806 shares (outstanding stock less ESOP shares not released).

3.       Loans and Allowance for Loan Losses

The loan portfolio at March 31, 2003, is as follows (in thousands):

First mortgage conventional loans:
Secured by one-to-four-family residences	$36,475
Commercial real estate	7,143
Commercial, other than real estate	7,602
Consumer loans (including overdrafts of $15)	2,416
Consumer loans secured by deposits	963
Construction loans	2,110
Total	56,709
Less: Allowance for loan losses	(907)
Unfunded construction loan commitments	(779)
Loans, net	$55,023

Changes in the allowance for loan losses are summarized as follows:

Balance, January 1	$907
Provision for loan losses	—
Loans charged off-net of recoveries	—
Balance, March 31	$907

The Association’s fee for the origination or assumption of a loan approximates its cost incurred on the loan.  As the net fees/costs are deemed immaterial to the financial statements, no deferred loan fees/costs have been deferred as provided by SFAS 91.

The Association’s lending activity is concentrated within Webster Parish, Louisiana.  The majority of loans extended in this lending area are for one-to-four family dwelling units; however, the Association is expanding its lending activities to commercial real estate, commercial business and consumer loans.  See above for detail.  The Association requires collateral sufficient in value to cover the principal amount of the loan.  Such collateral is evidenced by mortgages on property held and readily accessible to the Association.

4.       Accrued Interest Receivable

Accrued interest receivable at March 31, 2003 consists of the following (in thousands):

Loans	$216
Mortgage-backed securities	65
Investment securities and other	7
Total accrued interest receivable	$288

5.       Premises and Equipment

Premises and equipment are summarized as follows (in thousands):

Land and buildings	$2,328
Furniture, fixtures and equipment	396
Total	2,724
Less-accumulated depreciation	476
Net premises and equipment	$2,248

6.       Deposits

Deposits as of March 31, 2003 are summarized as follows (in thousands):

Demand deposit accounts (including official checks of $263 in 2003)	$7,187
Passbook savings	10,437
Certificates of deposit:
2.00% — 2.99%	19,320
3.00% — 3.99%	18,275
4.00% — 4.99%	1,898
5.00% — 5.99%	1,850
6.00% — 6.99%	171
Total certificates of deposit	41,514
Total deposits	$59,138

7.       Pension Plan

The Association has adopted a 401(k) retirement plan,  covering all full time employees based upon a year of service.  The plan provides for a 2% employer contribution (based upon compensation) with a match of the employees contribution up to 6% based upon Board approval.  Plan contributions (in thousands) for 2003 were $11.

8.       Commitments and Contingencies

In the ordinary course of business, the Association has outstanding commitments on which management does not anticipate losses.  They include, among other things, commitments to extend credit and letters of credit undertaken in the normal course of business.  As of March 31, 2003 (in thousands), the Association had $6.8 million of loan commitments and lines of credit outstanding, including loans in process.

When entered into, these commitments represent off-balance sheet risk to the Association, with the contractual notional amount representing the Association’s exposure to credit loss in the event of nonperformance by the other party to the instruments.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  They generally have fixed expiration dates and require payment of a fee.  Since many commitments are expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements.  The Association evaluates each customer’s creditworthiness on a case-by-case basis, and obtains an amount of collateral it deems sufficient.

9.       Employee Stock Ownership Plan

The Company established an ESOP and loaned (in thousands) the ESOP $524 to purchase 52,371 shares of common stock.  The remaining balance due (in thousands) of $492 is payable over ten years at (in thousands) $66 per year including interest. As required by accounting standards, the unreleased shares are not included in the calculation of EPS and the loan receivable is shown as a reduction in stockholders’ equity. The Association adopted an employee stock ownership plan (ESOP) in July 2002 through its parent company, Minden Bancorp, Inc. (MBC). The Association made a contribution (in thousands) of $16.5 the quarter ending March 31, 2003 and is included in salaries and benefits on the income statement. The

ESOP owns 52,371 shares (3.6%) of the outstanding shares of MBC. The ESOP borrowed the funds from MBC to purchase those shares. As the note is paid, the shares will be released and allocated to the participants of the plan. As of March 31, 2003, 3,120 of those shares have been released. It is anticipated that the Association will make contributions to the ESOP in amounts sufficient for the ESOP to make the required note payments to MBC. The quarterly payments (in thousands) are $16.5 and annual are $66 (in thousands).

Item 2 - Management’s Discussion and Analysis or Plan of Operation.

General

The following discussion compares the consolidated financial condition of the Company and its wholly owned subsidiary, the Association, at March 31, 2003 and December 31, 2002, and the results of operations for the three months ended March 31, 2003 with the same period in 2002.  Currently the business and management of the Company is primarily the business and management of the Association.  This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

The Company is the holding company for the Association.  Substantially all of the Company’s assets are currently held in, and its operations are conducted through, its sole subsidiary, the Association.  The Company’s business consists primarily of attracting deposits from the general public and using such deposits to make loans for the purchase and construction of residential properties.  The Company also originates commercial loans and various types of consumer loans.

The Company is a federal corporation organized for the purpose of being a unitary holding company of the Association.  In connection with the consummation of the reorganization of the Association on July 2, 2002, the Company acquired all of the capital stock of the Association in exchange for 50% of the net proceeds from the offering of the Company’s common stock.  The Company issued approximately 45% of its common stock to persons who submitted orders in the offering.  Minden Mutual Holding Company owns the remaining approximately 55% of the Company’s outstanding common stock.  The only significant assets of the Company are the capital stock of the Association, the Company’s loan to the ESOP, and the remainder of the net offering proceeds retained by the Company.

Changes in Financial Condition

Total assets increased by $2.33 million, or 2.93%, from December 31, 2002 to March 31, 2003.  The increase was primarily due to a $2.69 million, or 5.13%, increase in the Company’s net loan portfolio and a $504,000, or 2.47%, increase in investment securities.  Cash and cash equivalents decreased by $1.0 million, or 32.3%, from December 31, 2002 to March 31, 2003. The decrease was primarily due to the Company’s reduction in its interest-bearing deposits in other institutions.

The $2.69 million increase in the Company’s net loan portfolio from December 31, 2002 was primarily due to a $1.69 million or 28.48%, increase in commercial loans, other than real estate, a $1.36 million, or 23.46%, increase in commercial real estate loans, and a $143,000,  or 4.42%, increase in consumer loans, which was partially offset by a $484,000, or 1.31%, decrease in one-to-four family residential loans and a $135,000, or 6.01%, decrease in construction loans.  The Company has increased its emphasis on the origination of higher yielding commercial and consumer loans.  Deposits increased by $2.28 million, or 4.19%, at March 31, 2003 compared to the year ended December 31, 2002.  The increase in the Company’s deposits over December 31, 2002 levels was primarily due to a $3.47 million, or 6.63%, increase in interest-bearing deposits.  Recent consolidation of other financial institutions in the Company’s market area and the historically low interest rate environment have contributed to the increases in its deposits and loan portfolio.  The increases in the Company’s loan portfolio and investment securities were largely funded by the net proceeds of the Association’s reorganization into the mutual holding form of reorganization and the related stock offering of the Company’s common stock.

The Company’s total classified assets for regulatory purposes at March 31, 2003 amounted to $581,000, all of which were classified as substandard.  The classified assets at March 31, 2003 consisted of thirteen mortgage loans and one residential property of real estate owned.

Total stockholders’ equity increased by $183,000, or 1.04%, in the first three months of 2003.  Net income of $246,000 increased equity during the period which was partially offset by a decrease of $74,000 in the net change in unrealized gain on investment securities. Stockholders’ equity at March 31, 2003 totaled $17.8 million compared to equity of $17.6 million at December 31, 2002.

Results of Operations

The Company’s profitability depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, investment securities and interest-earning deposits in other institutions, and interest expense on interest-bearing deposits and borrowings from the Federal Home Loan Bank of Dallas. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company’s profitability also depends, to a lesser extent, on other operating income, provision for loan losses, other operating expenses and federal and state income taxes.

Net income increased by $72,000, or 41.4%, in the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002.  The increase in net income for the period was primarily due to an increase in net interest income which was partially offset by increases in other operating expenses and income tax expenses.  The increase in the March 31, 2003 quarter was due primarily to an increase of $196,000 in net interest income which was partially offset by an increase in other operating expenses of $66,000 and an increase in income tax expense of $81,000.

Net interest income increased by $196,000, or 33.2%, in the quarter ended March 31, 2003 and over the quarter ended March 31, 2002. This was due to an increase in net loans and investments of $14.3 million and an increase in the net interest rate spread of .03%. Net interest income was 1.46% for the three months ended March 31, 2003, compared to 1.62% as of the three months ended March 31, 2002. Interest expense for the three months ended March 31, 2003 was .50% compared to .69% for the period ended March 31, 2002.

Total interest and dividend income increased by $159,000, or 15.5%, for the quarter over the comparable quarter of 2002.  This was primarily due to an increase in income from loans receivable and fees of $156,000 in the quarter ending March 31, 2003 compared to the quarter ending March 31, 2002.

Total interest expense decreased by $37,000, or 8.5%, for the quarter over the comparable quarter of 2002. The decrease in the quarter was primarily due to a decrease in total interest paid on deposits of $44,000 and was partially offset by an increase in interest paid on Federal Home Loan Bank advances of $7,000. The decrease in interest paid on deposits was a result of lower average interest rates paid which was partially offset by an increase in average balances.  The increase in interest paid on Federal Home Loan Bank advances was caused by an increase in average balances which was partially offset by a decrease in average rates paid.

No provision for losses on loans was made for the quarters ended March 31, 2003 or 2002.  At March 31, 2003, the Company’s non-accruing loans amounted to $184,000.  The allowance for loan losses amounted to $907,000 at March 31, 2003, representing 1.60% of the total loans held in portfolio and 492.93% of the total non-accruing loans at such date.

Other operating income increased in the quarter ended March 31, 2003 by $23,000, or 60.5%, over the quarter ended March 31, 2002.  The increase for the period is attributable to increased transaction service charges and fees and to a gain on the sale of real estate owned.

Other operating expenses increased in the quarter ended March 31, 2003 by $66,000, or 16.5%, over the quarter ended March 31, 2002.  The increase in the quarter was due to a $36,000 increase in employee compensation and benefits, a $3,000 increase in office occupancy expense, a $3,000 increase in professional fees and supervisory examinations and a $24,000 increase in other general and administrative expenses.  Compensation expenses increased in the period due to an increase in the number of staff and, to a lesser extent, through increased compensation to current employees.  The increase in professional fees reflect the cost associated with being a public company following the Association’s reorganization into the mutual holding company form of organization.  Other general and administrative expenses increased primarily due to higher data processing expenses due to increased loan and deposit activity in the 2003 period.

Income tax expense increased in the quarter ended March 31, 2003 by $81,000 over the comparable 2002 period due primarily to increased income before taxes.

Liquidity and Capital Resources

The Company adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments.  The Company also adjusts liquidity as appropriate to meet asset and liability management objectives.

The Company’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  In addition, the Company invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.

A significant portion of the Company’s liquidity consists of securities classified as available for sale and cash and cash equivalents.  The Company’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provide an additional source of funds.

The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively.  At March 31, 2003, the Association exceeded each of its capital requirements with ratios of 21.1%, 21.1% and 41.1%, respectively.

Item 3.  Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report, and based on such evaluation, the Company’s chief executive officer and chief financial officer have concluded that these controls and procedures are effective.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

The Company’s controls and other procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Minden Bancorp, Inc.

Form 10-QSB

Quarter Ended March 31, 2003

PART II - OTHER INFORMATION

Item 1 -         Legal Proceedings:

There are no matters required to be reported under this item.

Item 2 -         Changes in Securities and Use of Proceeds:

(a)-(c)     Not applicable.

(d)                                 On July 2, 2002, the Company consummated the offering of 45% of its common stock at $10 per share in connection with the reorganization of the Association into the mutual holding company form of organization, resulting in gross proceeds of $6,546,380.  Net proceeds amounted to $6,027,380, of which 50% was used by the Company to purchase all of the Association’s common stock.  Of the proceeds retained by the Company, $523,710 was used to make a loan to the ESOP in order to fund the purchase of 52,371 shares of the Company’s common stock by the ESOP.  The remaining net proceeds retained by the Company are being used as working capital, funding lending activities and investing in investment securities.

Item 3 -         Defaults Upon Senior Securities:

There are no matters required to be reported under this item.

Item 4 -         Submission of Matters to a Vote of Security Holders:

There are no matters required to be reported under this item.

Item 5 -         Other Information:

There are no matters required to be reported under this item.

Item 6 -         Exhibits and Reports on Form 8-K:

(a)           The following exhibits are filed herewith:

EXHIBIT NO.	DESCRIPTION

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K:

DATE	ITEM AND DESCRIPTION

2/6/03	Item 9 - On February 6, 2003, the Company issued a press release reporting its earnings for the year ended December 31, 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDEN BANCORP, INC.

Date: May 14, 2003	/s/ A. David Evans
A. David Evans
President and Chief Executive Officer

Date: May 14, 2003	/s/ Becky T. Harrell
Becky T. Harrell
Chief Financial Officer and Treasurer

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

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ A. David Evans
A. David Evans
Chairman of the Board, President and Chief Executive Officer

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

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Becky T. Harrell
Becky T. Harrell
Chief Financial Officer and Treasurer