Form 10QSB
period 2003-06-30
MINDEN BANCORP INC
filed 2003-08-19
CIK 1169352

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

   X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 -----    EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2003

          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 -----    EXCHANGE ACT OF 1934

               For the transition period from        to
                                              ------    -------

                      Commission File Number 000-49882


                              MINDEN BANCORP, INC.
     -----------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)


                    United States                     13-4203146
                    -------------                     ----------
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

          Transitional Small business Disclosure Format (check one):
          Yes       No  X .
              ----    ----


                            Minden Bancorp, Inc.

                                Form 10-QSB

                        Quarter Ended June 30, 2003

                       PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

                                                                          Page
                                                                          ----

Item 1 - Financial Statements. . . . . . . . . . . . . . . . . . . . . .    1

Item 2 - Management's Discussion and Analysis or Plan of Operation . . .   10

Item 3 - Controls and Procedures . . . . . . . . . . . . . . . . . . . .   13


                       PART II - OTHER INFORMATION

Item 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .   14

Item 2 - Changes in Securities and Use of Proceeds . . . . . . . . . . .   14

Item 3 - Defaults Upon Senior Securities . . . . . . . . . . . . . . . .   14

Item 4 - Submission of Matters to a Vote of Security Holders . . . . . .   14

Item 5 - Other Information . . . . . . . . . . . . . . . . . . . . . . .   14

Item 6 - Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .   14

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

                    MINDEN BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS

         JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002 (AUDITED)

                                                           June       December
     ASSETS                                              30, 2003     31, 2002
                                                         --------     --------
                                               (in thousands except share data)

Cash and noninterest-bearing deposits                     $ 1,661   $ 1,613
Interest-bearing demand deposits                              696       256
Federal funds sold                                            575     1,375
                                                            -----     -----
     Total cash and cash equivalents                        2,932     3,244

Investment securities:
 Securities held-to-maturity (estimated market value of
   $1,718- 2003 and $2,398-2002)                            1,709     2,297
 Securities available-for-sale, at estimated market value  22,874    18,112

First National Bankers Bank stock, at cost                    210       210
Federal Home Loan Bank stock, at cost                         512       472
Loans, net of allowance for loan losses                    58,885    52,337
Accrued interest receivable                                   346       271
Premises and equipment, net                                 2,231     2,205
Repossessed Assets                                            235        35
Other assets                                                  344       385
                                                           ------    ------
Total assets                                              $90,278   $79,568
                                                           ======    ======
 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Deposits:
   Noninterest-bearing                                    $ 3,534   $ 4,500
   Interest-bearing                                        59,823    52,356
                                                           ------    ------
     Total deposits                                        63,357    56,856
 Accrued dividends on savings                                 204       212
 Deferred federal income taxes                                427       505
 Federal Home Loan Bank advances                            8,000     4,000
 Other liabilities                                            194       347
                                                           ------    ------
     Total liabilities                                     72,182    61,920

Stockholders' equity:
 Preferred stock-1,000,000 shares authorized-none issued      -         -
 Common stock, par value $.01; 4,000,000 shares issued;
   1,454,750 shares issued and outstanding                     15        15
 Additional paid-in capital                                16,610    16,600
 ESOP loan (48,171 shares unreleased)                        (482)     (503)
 Retained earnings                                          1,379       824
 Accumulated other comprehensive income                       574       712
                                                           ------    ------
     Total stockholders' equity                            18,096    17,648
                                                           ------    ------
Total liabilities and stockholders' equity                $90,278   $79,568
                                                           ======    ======


See accompanying notes to unaudited consolidated financial statements.

                   MINDEN BANCORP, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENT OF INCOME

       FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                UNAUDITED

                                            Three Months Ended      Six Months Ended
                                           June 30,    June 30,    June 30,  June 30,
                                               2003        2002        2003      2002
                                             ------      ------       -----     -----
                                                 (in thousands except share data)
Interest and dividend income:
 Loans, including fees                       $1,069     $   901     $ 2,069   $ 1,751
 Investments-taxable:
   Securities                                    36          45          76        85
   Mortgage-backed securities                   134         128         257       250
 Dividends-FHLMC/FHLB/ESOP                       10           7          17        14
 Other (federal funds/interest-
   bearing demand)                                4           6          19        13
                                              -----       -----       -----     -----
     Total interest and dividend income       1,253       1,087       2,438     2,113

Interest expense:
 Interest-bearing deposits                      365         406         741       826
 Interest on borrowed funds                      27          25          50        41
                                              -----       -----       -----     -----
     Total interest expense                     392         431         791       867
                                              -----       -----       -----     -----
     Net interest income                        861         656       1,647     1,246
 Provision for loan losses                      -           -           -         -
                                              -----       -----       -----     -----
     Net interest income after
       provision for loan losses                861         656       1,647     1,246

Other operating income:
 Customer service fees                           52          43         104        81
 Gain on sale of REO Assets                     145           1         154         1
                                              -----       -----       -----     -----
     Total other operating income               197          44         258        82

Other operating expenses:
 Salaries and benefits                          280         126         546       356
 Office occupancy expense                        49           8         102        58
 Professional fees and supervisory
   examinations                                  33          34          58        56
 SAIF insurance premium                           2           2           4         4
 Other general and administrative
   expenses                                     152         210         271       305
                                              -----       -----       -----     -----
   Total other operating expenses               516         380         981       779
                                              -----       -----       -----     -----
Income before income taxes                      542         320         924       549

Income tax expense                              200          95         336       150
                                              -----       -----       -----     -----
Net income                                   $  342     $   225     $   588   $   399
                                              =====       =====       =====     =====
Earnings per share (primary & fully diluted) $  .24         N/A     $   .42       N/A
                                              -----       -----       -----     -----

See accompanying notes to unaudited consolidated financial statements.

                  MINDEN BANCORP, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                FOR THE SIX MONTHS ENDED JUNE 30, 2003

                              UNAUDITED



                                             Additional                Other
                                  Common      Paid-In     Retained Comprehensive
                                   Stock      Capital     Earnings     Income
                                   -----      -------     --------     ------
                                          (in thousands except share data)

Balance January 1, 2003            $  15     $ 16,600    $   824     $   712


Net income                           -            -          588         -

Dividend Paid On Stock               -            -          (33)        -

2003 Incentive Stock Compensation    -             10        -           -

Change in net unrealized gain
 (loss) on securities available
 for sale, net of tax effect of
 $71                                                        (138)       (138)
                                                            -----       -----
    Total comprehensive income                               450
                                    ----       ------      ------
Balance June 30, 2003              $  15     $ 16,610    $ 1,379     $   574
                                    ====       ======      =====        ====























See accompanying notes to unaudited consolidated financial statements.

                    MINDEN BANCORP, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                 UNAUDITED

                                                             2003       2002
                                                             ----       ----
                                                             (in thousands)

Cash flows from operating activities:
 Net income                                              $    588   $    399
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                                47         46
   Deferred income taxes                                      (72)        18
   Stock Incentive Compensation                                10          -
   Stock dividends                                             (6)        (3)
   (Gain) on sale of assets                                  (154)        (1)
   (Increase) in prepaid expenses and accrued income          (34)      (319)
   Increase in dividends payable and other liabilities       (167)       (68)
                                                              ---        ---
     Net cash provided by operating activities                212         72

Cash flows from investing activities:
 Activity in available for sale securities:
  Maturities, prepayments and calls                         2,992      1,082
  Purchases                                                (7,717)    (6,156)
 Activity in held to maturity securities:
  Maturities, prepayments and calls                           558        308
  Purchases                                                   -          -
 Net (increase) in loans                                   (6,548)    (6,576)
 Net (increase) in real estate owned                         (200)        25
 Net (increase) in premises and equipment                    (243)        (5)
 Proceeds from sale of assets                                 170
 Purchase FHLB Stock                                          (34)
                                                           ------     ------
     Net cash (used) by investing activities              (10,992)   (11,322)

Cash flows from financing activities:
 Net increase in deposits                                   6,501      5,400
 Net increase (decrease) in advances from FHLB              4,000      2,000
 Net increase in stock escrow                                          4,365
 Dividends Paid                                               (33)
                                                           ------     ------
     Net cash provided by financing activities             10,468     11,765
                                                           ------     ------
Net increase (decrease) in cash and cash equivalents         (312)       515

Cash and cash equivalents at January 1                      3,244      1,841
                                                            -----      -----
Cash and cash equivalents at June 30                     $  2,932   $  2,356
                                                            =====      =====

See accompanying notes to unaudited consolidated financial statements.

                    MINDEN BANCORP, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENT OF CASH FLOWS

         FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

                                 UNAUDITED


                                                    2003              2002
                                                    ----              ----
                                                        (in thousands)

Supplemental disclosures:
 Interest paid on deposits and borrowed funds     $  780            $  971
 Income taxes paid                                   479               117

  Noncash investing and financing activities:
   Decrease in unrealized gain on securities
     available for sale                           $  211            $   21
                                                     ===                ==






















See accompanying notes to unaudited consolidated financial statements.


                    MINDEN BANCORP, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               JUNE 30, 2003


1. Presentation of Interim Information
   -----------------------------------
   On December 11, 2001, the Board of Directors of Minden Building and Loan Association, a Louisiana chartered building and loan association (the "Association") adopted a plan of reorganization pursuant to which the Association would convert to stock form and became a wholly-owned subsidiary of Minden Bancorp, Inc. (the "Company"). The Company became a majority owned (55%) subsidiary of Minden Mutual/Holding Company. The reorganization was consummated on July 2, 2002. The unaudited consolidated financial statements include Minden Bancorp, Inc. and its wholly-owned subsidiary, Minden Building and Loan Association. The financial information at December 31, 2001 was obtained from the Association's audited financial statements. Information for interim financial data for 2001 represents the Association's results. All intercompany transactions have been eliminated in consolidation. The Company's only significant asset is its investment in Minden Building and Loan Association.

   In the opinion of the management of Minden Bancorp, Inc. and Minden Building and Loan Association (the Association), the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the consolidated financial position as of June 30, 2003 and 2002, and the consolidated results of operations and cash flows for the three and six months ended June 30, 2003 and 2002, and the consolidated statement of stockholders' equity for the six months ended June 30, 2003. Interim results are not necessarily indicative of results for a full year.

   The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Association's audited financial statements and notes for the year ended December 31, 2002.

2. Summary of Significant Accounting Policies
   ------------------------------------------
   Minden Building and Loan Association is a stock building and loan association. The Association accepts customer demand, savings, and time deposits and provides residential fixed-rate mortgages, consumer and business loans to consumers. The Association is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. Minden Bancorp, Inc.'s only significant asset and business activity is its investment in the Association.

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

   Significant Group Concentrations of Credit Risk.  Most of the
   Association's activities are with customers located within Webster Parish, Louisiana. Note 2 to the financial statements summarizes the types of investment securities in which the Association makes investments, and

2. Summary of Significant Accounting Policies   (Continued)
   ------------------------------------------
   Note 3 summarizes the types of loans included in the Association's loan portfolio. The Association does not have any significant concentrations to any one industry or customer.

   Earnings per share (EPS). EPS is calculated based upon 1,404,646 shares (outstanding stock less ESOP shares not released). Fully diluted EPS is based upon the treasury stock method for the stock options.

3. Loans and Allowance for Loan Losses
   -----------------------------------
   The loan portfolio at June 30, 2003, is as follows (in thousands):

     First mortgage conventional loans:
      Secured by one-to-four-family residences              $    36,990
     Commercial real estate                                       9,775
     Commercial, other than real estate and SBA                   8,289
     Consumer loans (including overdrafts of $16)                 2,649
     Consumer loans secured by deposits                           1,042
     Construction loans                                           1,445
                                                                  -----
        Total                                                    60,190
     Less:  Allowance for loan losses                              (898)
            Unfunded construction loan commitments                 (407)
                                                                 ------
        Loans, net                                          $    58,885
                                                                 ======

   Changes in the allowance for loan losses are summarized as follows:

     Balance, January 1                                     $      907
     Provision for loan losses                                     -
     Loans charged off-net of recoveries                             9
                                                                  ----
     Balance, June 30                                       $      898
                                                                  ====

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

4. Accrued Interest Receivable
   ---------------------------
   Accrued interest receivable at June 30, 2003 consists of the following (in thousands):

      Loans                                                 $      266
      Mortgage-backed securities                                    71
      Investment securities and other                                9
                                                                   ---
             Total accrued interest receivable              $      346
                                                                   ===


5. Premises and Equipment
   ----------------------
   Premises and equipment are summarized as follows (in thousands):

      Land and buildings                                    $    2,227
      Furniture, fixtures and equipment                            426
                                                                 -----
             Total                                               2,653
      Less-accumulated depreciation                                422
                                                                 -----
           Net premises and equipment                       $    2,231
                                                                 =====

6. Deposits
   --------
   Deposits as of June 30, 2003 are summarized as follows (in thousands):

     Demand deposit accounts (including official
      checks of $525 in 2003)                               $     7,972
     Savings                                                     11,295
     Certificates of deposit:
      1.00% 1.99%                                                   574
      2.00%   2.99%                                              28,334
      3.00%   3.99%                                              13,646
      4.00%   4.99%                                               1,310
      5.00%   5.99%                                                 125
      6.00%   6.99%                                                 101
                                                                 ------
      Total certificates of deposit                              44,090
                                                                 ------
             Total deposits                                 $    63,357
                                                                 ======

7. Pension Plan
   ------------
   The Association adopted a 401(k) retirement plan and discontinued its "SEP" plan, covering all employees based upon a year of service. The plan provides for a 2% employer contribution (based upon compensation) with a match of the employees contribution up to 6% based upon Board approval. Plan contributions (in thousands) for 2003 were $23.

8. Commitments and Contingencies
   -----------------------------
   In the ordinary course of business, the Association has outstanding commitments on which management does not anticipate losses. They include, among other things, commitments to extend credit and letters of credit undertaken in the normal course of business and to purchase mortgage pool securities. As of June 30, 2003 (in thousands), the Association had $6.2 million of loan commitments, $1.0 million commitments to purchase mortgage pools, and $4.1 million commercial lines of credit commitments, including loans in process.

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


9. Employee Stock Ownership Plan (ESOP)
   ------------------------------------
   The Company established an ESOP and loaned (in thousands) the ESOP $524 to purchase 52,371 shares. The remaining balance due (in thousands) of $482 is payable over ten years at (in thousands) $66 per year including interest. As required by accounting standards, the unreleased shares are not included in the calculation of EPS and the loan receivable is shown as a reduction in stockholders' equity. The Association adopted an employee stock ownership plan (ESOP) in June 2002 through its parent company, Minden Bancorp, Inc. (MBC). The Association made a contribution (in thousands) of $16.5 the quarter ending June 30, 2003 and is included in salaries and benefits on the income statement. The ESOP owns 52,371 shares (3.6%) of the outstanding shares of MBC. The ESOP borrowed the funds from MBC to purchase those shares. As the note is paid, the shares will be released and allocated to the participants of the plan. As of June 30, 2003, 4,200 of those shares have been released. It is anticipated that the Association will make contributions to the ESOP in amounts sufficient for the ESOP to make the required note payments to MBC. The quarterly payments (in thousands) are $16.5 and annual are $66 (in thousands).

10. Stock Based Benefit Plans
    -------------------------
   The Company established the 2003 Recognition and Retention Plan ("RRP"), which is a stock-based incentive plan. The RRP was approved by the shareholders at the Company's annual meeting held May 15, 2003.

   The Company authorized 26,186 share of the Company's common stock to be awarded under the plan. No shares have been purchased to fund the RRP as of June 30, 2003. The RRP shares will vest at 20% per year under the plan. As a result, expense for this plan is being amortized over a 60-month period and is based upon the market value of the Company's stock as of the date of the award which was $15.375. Expense (in thousands) under the plan for the quarter and six months ended June 30, 2003 was $10 and included in salaries and benefits.

   The Company established the 2003 Stock Option Plan under which 65,464 shares of Company common stock are reserved for the grant of stock options to directors, officers and employees. The Plan provides for vesting to participants at 20% per year and the options expire in ten years. The Company's Compensation Committee of the Board of Directors oversees the plan. The exercise price of the options is equal to the fair market values of the common stock on the grant date. No options were exercisable as of June 30, 2003.

   The Company accounts for its stock options in accordance with Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) Under APB 25, as the exercise price of the Company's employees' stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Compensation expense for shares granted under the RRP is ratably recognized over the period of service, usually the vesting period, based upon the fair value of the stock on the date of grant.

   Financial Account Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation (FAS No. 123) requires proforma net income and earnings per share based upon the fair value method of accounting for stock-based compensation plans. As of June 30, 2003 the Company has not yet been able to determine those amounts.


Item 2 - Management's Discussion and Analysis or Plan of Operation.

General

   The following discussion compares the consolidated financial condition of the Company and its wholly owned subsidiary, the Association, at June 30, 2003 and December 31, 2002, and the results of operations for the three and six months ended June 30, 2003 with the same periods in 2002. Currently the business and management of the Company is primarily the business and management of the Association. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

Changes in Financial Condition

   Total assets increased by $10.71 million, or 13.46%, from December 31, 2002 to June 30, 2003. The increase was primarily due to a $6.55 million, or 12.51%, increase in the Company's net loan portfolio and a $4.17 million, or 20.45%, increase in investment securities. Cash and cash equivalents decreased by $312,000, or 9.6%, from December 31, 2002 to June 30, 2003. The decrease was primarily due to the Company's reduction in Federal Funds sold.

   The $6.55 million increase in the Company's net loan portfolio from December 31, 2002 was primarily due to a $31,000, or .084%, increase in one- to four-family residential loans, a $2.37 million or 40.09%, increase in commercial loans, other than real estate, a $3.99 million, or 68.94%, increase in commercial real estate loans, a $455,000, or 14.06%, increase in consumer loans and a $800,000, or 35.63%, decrease in construction loans. The Company has increased its emphasis on the origination of higher yielding commercial and consumer loans. Deposits increased by $6.5 million, or 11.43%, at June 30, 2003 compared to the year ended December 31, 2002. The increase in the Company's deposits over December 31, 2002 levels was primarily due to a $7.47 million, or 14.26%, increase in interest-bearing deposits. Recent consolidation of other financial institutions in the Company's market area and the historically low interest rate environment have contributed to the increases in its deposits and loan portfolio.

   The increases in the Company's loan portfolio and investment securities was largely funded by the net proceeds of the Association's reorganization into the mutual holding form of reorganization and the related stock offering of the Company's common stock.

   The Company's total classified assets for regulatory purposes at June 30, 2003 amounted to $498,000, all of which were classified as substandard. The classified assets at June 30, 2003 consisted of twelve mortgage loans, two consumer loans, and two residential properties of real estate owned.

   Total stockholders' equity increased by $448,000, or 2.54%, in the first six months of 2003. Net income of $588,000 increased equity during the period which was partially offset by a decrease of $138,000 in the net change in unrealized gain on investment securities. Stockholders' equity at June 30, 2003 totaled $18.1 million compared to equity of $17.6 million at December 31, 2002.

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

   Net income increased by $117,000, or 52.0%, in the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002 and increased by $189,000 or 47.37% for the six months ended June 30, 2003 over the comparable 2002 period.. The increase in net income for the period was primarily due to an increase in net interest income which was partially offset by increases in other operating expenses and income tax expenses. The increase in the June 30, 2003 quarter was due primarily to an increase of $205,000 or 31.3% and $401,000 or 32.18% for the six months ended June 30, 2003 over the comparable 2002 period, in net interest income which was partially offset by an increase in other operating expenses of $136,000 or 35.8% and $202,000 or 25.9% and an increase in income tax expense of $105,000 or 110.5% and $186,000 or 124% respectively.

   Net interest income increased by $205,000, or 31.3%, in the quarter ended June 30, 2003 and $401,000 or 32.18% over the six month period ended June 30, 2003. This was due to an increase in net loans and investments of $7.5 million or 9.92% for the quarter and $10.7 million or 14.7% for the six month period, and an increase in the net interest rate spread of .25%. Net interest income was 1.57% for the six months ended June 30, 2003, compared to 2.04% as of the six months ended June 30, 2002. Interest expense for the six months ended June 30, 2003 was .63% compared to .85% for the period ended June 30, 2002.

   Total interest and dividend income increased by 166,000, or 15.3%, for the quarter over the comparable quarter of 2002. This was primarily due to an increase in income from loans (including fees) of $168,000 in the quarter ending June 30, 2003 compared to the quarter ending June 30, 2002.

   Total interest expense decreased by $39,000, or 9.05%, for the quarter over the comparable quarter of 2002. The decrease in the quarter was due to a decrease in total interest paid on deposits of $41,000 and a $2,000 increase in interest paid on Federal Home Loan Bank advances. The decrease in interest paid on deposits was a result of lower average interest rates paid which was partially offset by an increase in average balances. The increase in interest paid on Federal Home Loan Bank advances was caused by an increase in average balances which was partially offset by a decrease in average rates paid.

   No provision for losses on loans was made for the quarters ended June 30, 2003 or 2002 or the six months ended June 30, 2003 or 2002. At June 30, 2003, the Company's non-accruing loans amounted to $47,719. The allowance for loan losses amounted to $898,000 at June 30, 2003, representing 1.53% of the total loans held in portfolio and 1881.85% of the total non-accruing loans at such date.

   Other operating income increased in the quarter ended June 30, 2003 by $153,000, or 347.73%, over the quarter ended June 30, 2002 and $176,000 or
214.64% for the six month period. The increase for the six month period is attributable to increased transaction service charges and fees and to the gain on the sale of real estate owned and sale of assets.

   Other operating expenses increased in the quarter ended June 30, 2003 by $136,000, or 35.79%, over the quarter ended June 30, 2002 and $202,000 or
25.93% for the six month period. The increase in the quarter was due to a $154,000 increase in salaries and benefits, a $41,000 increase in office occupancy and a $58,000 decrease in other general and administrative expenses. Salaries and benefits expenses increased in the period due to an increase in staff size and, to a lesser extent, to increased compensation to current employees and stock recognition and retention plan expenses. Other general and administrative expenses increased primarily because of higher data processing expenses due to increased loan and deposit activity in such periods.

   Income tax expense increased in the quarter and for the six months ending June 30, 2003 by $105,000 and $186,000 respectively, over the comparable 2002 period due primarily to increased income before taxes.

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

   The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively. At June 30, 2003, the Association exceeded each of its capital requirements with ratios of 19.4%, 19.4% and 38.1%, respectively.

Item 3.  Controls and Procedures

   Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

   No change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
















                            Minden Bancorp, Inc.
                                Form 10-QSB
                        Quarter Ended June 30, 2003

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

Item 4 - Submission of Matters to a Vote of Security Holders:

     On May 15, 2003, the Company held its first Annual Meeting of Shareholders to obtain approval for four proxy proposals submitted on behalf of the Company's Board of Directors. Shareholders of record as of March 21, 2003 received proxy materials and were considered eligible to vote for these proposals. Following is a brief summary of each proposal and the result of the vote.


  1. The following directors were elected by the requisite plurality of the votes cast to serve on the Company's Board of Directors for a three year term: John P. Collins, F. Dare Lotte, Jr. and Michael W. Wise. There was no solicitation in opposition to the Board's nominees.



                                                                   Broker
                                       For   Against   Abstain   Non-Votes
                                       ---   -------   -------   ---------


  2. To adopt the 2003 Stock
     Option Plan                 1,162,671    29,650       300

  3. To adopt the 2003
     Management Recognition and
     Retention Plan and Trust
     Agreement                   1,143,671    48,650       300


                                                                   Broker
                                       For   Against   Abstain   Non-Votes
                                       ---   -------   -------   ---------

  4. To ratify the appointment of
     Heard, McElroy and Vestal LLP
     as the independent auditors
     for the year ended December
     31, 2003                    1,299,386        --        --        N/A





Item 5 -  Other Information:

          There are no matters required to be reported under this item.

Item 6 -  Exhibits and Reports on Form 8-K:

       (a)   The following exhibits are filed herewith:


             31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange At of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


             31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


             32.1   Certification of Chief Executive Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002


             32.2   Certification of Chief Financial Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of the Sarbanes-Oxley Act of 2002


       (b)   Reports on Form 8-K:


                    Date              Item and Description
                -------------      --------------------------------------

                April 9, 2003      Item 9.  On April 9, 2003, the Company
                                   issued a press release announcing the
                                   initiation of a quarterly cash dividend
                                   policy and the declaration of its first
                                   cash dividend.


                April 25, 2003     Item 9.  On April 25, 2003 the Company
                                   issued a press release reporting its
                                   earnings for the three months ending
                                   March 31, 2003.






                                 SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                MINDEN BANCORP, INC.


Date:  August 19, 2003                /s/ A. David Evans
                                      --------------------------------
                                      A. David Evans
                                      President and Chief Executive Officer


Date:  August 19, 2003                /s/ Becky T. Harrell
                                      --------------------------------
                                      Becky T. Harrell
                                      Chief Financial Officer and Treasurer


























