Form 10QSB
period 2003-09-30
MINDEN BANCORP INC
filed 2003-11-14
CIK 1169352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Shares of common stock, par value $.01 per share, outstanding as of September 30, 2003: The registrant had 1,454,750 shares of common stock outstanding, of which 800,112 shares were held by Minden Mutual Holding Company, the registrant’s mutual holding company, and 654,638 shares were held by the public and directors, officers and employees of the registrant.

Transitional Small Business Disclosure Format (check one):Yes  ☐  No  ☒.

Minden Bancorp, Inc.

Form 10-QSB

Quarter Ended September 30, 2003

PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002 (AUDITED)

	September 30, 2003	December 31, 2002
	(in thousands except share data)
ASSETS

Cash and noninterest-bearing deposits	$1,036	$1,613
Interest-bearing demand deposits	694	256
Federal funds sold	1,450	1,375
Total cash and cash equivalents	3,180	3,244

Investment securities:
Securities held-to-maturity (estimated market value of $1,519 - 2003 and $2,398-2002)	1,462	2,297
Securities available-for-sale, at estimated market value	29,865	18,112

First National Bankers Bank stock, at cost	210	210
Federal Home Loan Bank stock, at cost	629	472
Loans, net of allowance for loan losses	57,840	52,337
Accrued interest receivable	394	271
Premises and equipment, net	2,254	2,205
Repossessed assets	52	35
Other assets	361	385

Total assets	$96,247	$79,568

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest-bearing	$3,799	$4,500
Interest-bearing	62,223	52,356
Total deposits	66,022	56,856
Accrued dividends on savings	259	212
Deferred federal income taxes	382	505
Federal Home Loan Bank advances	11,000	4,000
Other liabilities	263	347
Total liabilities	77,926	61,920
Stockholders’ equity:
Preferred stock-1,000,000 shares authorized-none issued	—	—
Common stock, par value $.01 per share; 4,000,000 shares issued; 1,454,750 shares issued and outstanding	15	15
Additional paid-in capital	16,623	16,600
ESOP loan (47,091 shares unreleased)	(471)	(503)
Retained earnings	1,667	824
Accumulated other comprehensive income	487	712
Total stockholders’ equity	18,321	17,648

Total liabilities and stockholders’ equity	$96,247	$79,568

See accompanying notes to unaudited consolidated financial statements.

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

UNAUDITED

	Three Months Ended		Nine Months Ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
	(in thousands except share data)
Interest and dividend income:
Loans, including fees	$1,069	$955	$3,138	$2,706
Investments-taxable:
Securities	38	50	114	135
Mortgage-backed securities	162	154	419	404
Dividends	10	7	26	21
Other (federal funds/interest-bearing demand)	10	7	30	20
Total interest and dividend income	1,289	1,173	3,727	3,286

Interest expense:
Interest-bearing deposits	354	405	1,095	1,231
Interest on borrowed funds	28	30	78	71
Total interest expense	382	435	1,173	1,302

Net interest income	907	738	2,554	1,984
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	907	738	2,554	1,984

Other operating income:
Customer service fees	56	49	305	131
Gain on sale of REO assets	13	—	22	—
Total other operating income	69	49	327	131

Other operating expenses:
Salaries and benefits	292	185	827	541
Office occupancy expense	45	29	146	87
Professional fees and supervisory examinations	37	48	96	104
SAIF insurance premium	2	2	7	6
Other general and administrative expenses	116	148	386	453
Total other operating expenses	492	412	1,462	1,191
Income before income taxes	484	375	1,419	924

Income tax expense	174	130	510	280

Net income	$310	$245	$909	$644

Earnings per share	$.22	$.17	$.65	$.46
Earnings per share (fully diluted)	$.21	$.17	$.63	$.46

See accompanying notes to unaudited consolidated financial statements.

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

UNAUDITED

	Common Stock	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income
	(in thousands except share data)

Balance January 1, 2003	$15	$16,600	$824	$712
Net income	—	—	909	—
Dividend declared	—	—	(66)	—
Amortization - Stock Incentive Plan	—	23	—	—
Change in net unrealized gain (loss) on securities available for sale, net of tax effect of $116	—	—	(225)	(225)
Total comprehensive income			684

Balance Sept. 30, 2003	$15	$16,623	$1,667	$487

See accompanying notes to unaudited consolidated financial statements.

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

UNAUDITED

	2003	2002
		(In Thousands)
Cash flows from operating activities:
Net income	$909	$644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	71	68
Deferred income taxes	—	15
Amortization-Stock Incentive Plan	23	—
Stock dividends	(87)	(11)
Gain on sale of assets	(167)	(1)
Increase in prepaid expenses and accrued income	(136)	(98)
Increase in dividends payable and other liabilities	25	216
Net cash provided by operating activities	638	833

Cash flows from investing activities:
Activity in available for sale securities:	5,674	352
Maturities, prepayments and calls
Purchases	(17,689)	(8,233)
Activity in held to maturity securities:
Maturities, prepayments and calls	834	1,584
Purchases	—	—
Net increase in loans	(5,503)	(8,860)
Net (increase) decrease in real estate owned	(17)	25
Net increase in premises and equipment	(144)	(6)
Proceeds from sale of assets	192	—
Purchase of FHLB Stock	(149)	—
Net cash used by investing activities	(16,802)	(15,138)

Cash flows from financing activities:
Net increase in deposits	9,166	6,613
Net increase in advances from FHLB	7,000	2,000
Proceeds from sale of common stock	—	5,403
Dividends Paid	(66)	—
Net cash provided by financing activities	16,100	14,016

Net decrease in cash and cash equivalents	(64)	(289)

Cash and cash equivalents at beginning of the period	3,244	1,841

Cash and cash equivalents at end of the period	$3,180	$1,552

See accompanying notes to unaudited consolidated financial statements.

MINDEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

UNAUDITED

	2003	2002
	(in thousands)

Supplemental disclosures:
Interest paid on deposits and borrowed funds	$1,126	$1,273

Income taxes paid	$659	$321

Noncash investing and financing activities:
Decrease in unrealized gain on securities available for sale	$342	$31

See accompanying notes to unaudited consolidated financial statements.

MINDEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

1.             Presentation of Interim Information

On December 11, 2001, the Board of Directors of Minden Building and Loan Association, a Louisiana-chartered building and loan association (the “Association”) adopted a plan of reorganization pursuant to which the Association would convert to stock form and became a wholly-owned subsidiary of Minden Bancorp, Inc. (the “Company”).  The Company became a majority owned (55%) subsidiary of Minden Mutual/Holding Company.  The reorganization was consummated on July 2, 2002.  The unaudited consolidated financial statements include Minden Bancorp, Inc. and its wholly-owned subsidiary, the Association.  All intercompany transactions have been eliminated in consolidation.  The Company’s only significant asset is its investment in the Association.

In the opinion of the management of the Company and the Association, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the consolidated financial position as of September 30, 2003 and December 31, 2002, and the consolidated results of operations and cash flows for the three and nine months ended September 30, 2003 and 2002, and the consolidated statement of stockholders’ equity for the nine months ended September 30, 2003.  Interim results are not necessarily indicative of results for a full year. These interim statements should be read in conjunction with the Company’s consolidated audited financial statements and the notes thereto contained in the Company’s Annual Report to stockholders for the fiscal year ended December 31, 2002.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company’s audited financial statements and notes for the year ended December 31, 2002.

2.             Summary of Significant Accounting Policies

The Association is a stock building and loan association.  The Association accepts customer demand, savings, and time deposits and provides residential fixed-rate mortgages, consumer and business loans to consumers.  The Association is subject to regulation by certain federal and state banking agencies and undergoes periodic examinations by those regulatory authorities.  The Company’s only significant asset and business activity is its investment in the Association.

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

Earnings per share (EPS).  EPS is calculated based upon 1,406,584 shares (outstanding shares of common stock less ESOP shares not released or committed to be released).  Fully diluted EPS is based upon the treasury stock method for the stock options.

3.             Loans and Allowance for Loan Losses

The loan portfolio at September 30, 2003, is as follows (in thousands):

		Sept. 30, 2003
	First mortgage conventional loans
	Secured by one-to-four-family residences	$35,985
	Commercial real estate	8,901
	Commercial, other than real estate and SBA	8,902
	Consumer loans (including overdrafts of $15)	2,651
	Consumer loans secured by deposits	925
	Construction loans	1,799
	Total	59,163
Less:	Allowance for loan losses	(898)
	Unfunded construction loan commitments	(425)
	Loans, net	$57,840

Changes in the allowance for loan losses for nine months ended 9/30/03 are summarized as follows:

Balance, January 1, 2003	$907
Provision for loan losses	—
Loans charged off-net of recoveries	(9)
Balance, September 30, 2003	$898

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

4.             Accrued Interest Receivable

Accrued interest receivable at September 30, 2003 consists of the following (in thousands):

Loans	$288
Mortgage-backed securities	99
Investment securities and other	7
Total accrued interest receivable	$394

5.             Premises and Equipment

Premises and equipment at September 30, 2003 are summarized as follows (in thousands):

Land and buildings	$2,261
Furniture, fixtures and equipment	438
Total	2,699
Less-accumulated depreciation	445
Net premises and equipment	$2,254

6.             Deposits

Deposits as of September 30, 2003 are summarized as follows (in thousands):

Demand deposit accounts (including official checks of $420 in 2003)	$8,747
Savings	11,924
Certificates of deposit:
1.00% — 1.99%	4,941
2.00% — 2.99%	32,197
3.00% — 3.99%	7,845
4.00% — 4.99%	317
5.00% — 5.99%	51
Total certificates of deposit	45,351
Total deposits	$66,022

7.             Retirement Plan

The Association adopted a 401(k) defined contribution retirement plan and discontinued its “SEP” plan, covering all employees based upon a year of service.  The plan provides for a 2% employer contribution (based upon compensation) with a match of the employees’ contributions up to 6% based upon Board approval.  Plan contributions (in thousands) for 2003 were $37.

8.             Commitments and Contingencies

In the ordinary course of business, the Association has outstanding commitments on which management does not anticipate losses.  They include, among other things, commitments to extend credit and letters of credit undertaken in the normal course of business and to purchase mortgage pool securities.  As of September 30, 2003, the Association had $4.9 million of loan commitments, and $ 4.7 million commercial lines of credit commitments, including loans in process.

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

9.             Employee Stock Ownership Plan (ESOP)

The Company established an employee stock ownership plan (the “ESOP”) in connection with the conversion and loaned (in thousands) the ESOP $524 to purchase 52,371 shares of common stock (3.6% of the outstanding shares of the Company as of September 30, 2003). The loan is payable over ten years at (in thousands) $66 per year ($16.5 per quarter) including interest.  At September 30, 2003, (in thousands) $471 remained contractually due on the loan.  As required by accounting standards, the unreleased shares are not included in the calculation of EPS and the loan receivable is shown as a reduction in stockholders’ equity.  The Association made a contribution (in thousands) of $16.5 for the quarter ending September 30, 2003.  As the note is paid, the shares are released and allocated to the participants in the ESOP.  As of September 30, 2003, 5,280 of those shares have been released.  It is anticipated that the Association will make contributions to the ESOP in amounts sufficient for the ESOP to make the required note payments to the Company.

10.          Stock Based Benefit Plans

The Company established the 2003 Recognition and Retention Plan and Trust Agreement (“RRP”), which is a stock-based incentive plan.  The RRP was approved by the shareholders at the Company’s annual meeting held May 15, 2003.

The Company authorized 26,186 shares of the Company’s common stock to be awarded under the RRP.  No shares had been purchased to fund the RRP as of September 30, 2003.  The Company announced at the end of September 2003, that it was commencing the purchase of shares in open market transactions to fund the RRP.  Shares subject to awards under the RRP shares vest at 20% per year under the plan.  As of September 30, 2003, awards covering 18,354 shares had been made.  As a result, expense for this plan is being amortized over a 60-month period and is based upon the market value of the Company’s stock as of the date of the awards which was $15.375 with respect to all of the currently outstanding awards.  Compensation (in thousands) under the RRP for the quarter and nine months ended September 30, 2003 was $23 and was included in salaries and benefits.

The Company established the 2003 Stock Option Plan (the “Option Plan”) under which 65,464 shares of Company common stock are reserved for the grant of stock options to directors, officers and employees.  The Option Plan provides for vesting to participants at 20% per year.  The options expire in ten years.  The exercise price of the options is equal to the fair market value of the common stock on the grant date which was $15.375 with respect to all the currently outstanding options.  Options covering 49,885 shares were outstanding as of September 30, 2003.  No options were exercisable as of September 30, 2003.

The Company’s Compensation Committee of the Board of Directors oversees the RRP and the Option Plan.

The Company accounts for its stock options in accordance with Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).  Under APB 25, since the exercise price of the Company’s employees’ stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Financial Account Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation (FAS No. 123) requires pro forma net income and earnings per share based upon the fair value method of accounting for stock-based compensation plans.

Item 2 - Management’s Discussion and Analysis or Plan of Operation.

General

The following discussion compares the consolidated financial condition of the Company and its wholly owned subsidiary, the Association, at September 30, 2003 and December 31, 2002, and the results of operations for the three and nine months ended September 30, 2003 with the same periods in 2002.  Currently the business and management of the Company is primarily the business and management of the Association.  This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

The Company is the holding company for the Association.  Substantially all of the Company’s assets are currently held in, and its operations are conducted through, its sole subsidiary, the Association.  The Company’s business consists primarily of attracting deposits from the general public and using such deposits to make loans for the purchase and construction of residential properties.  The Company also originates commercial real estate and commercial business loans as well as various types of consumer loans.

The Company is a federal corporation organized for the purpose of being a unitary holding company of the Association.  In connection with the consummation of the reorganization of the Association on July 2, 2002, the Company acquired all of the capital stock of the Association in exchange for 50% of the net proceeds from the offering of the Company’s common stock.  The Company issued approximately 45% of its common stock to persons who submitted orders in the offering.  Minden Mutual Holding Company owns the remaining approximately 55% of the Company’s outstanding common stock.  The only significant assets of the Company are the capital stock of the Association, the Company’s loan to the ESOP (see Note 9), and the remainder of the net offering proceeds retained by the Company.

Changes in Financial Condition

Total assets increased by $16.7 million, or 21.0%, from December 31, 2002 to September 30, 2003.  The increase was primarily due to a $5.5 million, or 10.51%, increase in the Company’s net loan portfolio and a $10.9 million, or 53.5%, increase in investment securities available for sale.  Cash and cash equivalents decreased by $64,000, or 1.98%, from December 31, 2002 to September 30, 2003.  The change was primarily due to the Company’s cash accounts.

The $5.5 million increase in the Company’s net loan portfolio from December 31, 2002 was primarily due to a $3.0 million, or 50.45%, increase in commercial business loans, a $3.1 million, or 53.84%, increase in commercial real estate loans, and a $1.3 million, or 54.34%, increase in consumer loans, partially offset by a $974,000, or 2.64%, decrease in one- to four-family residential loans and a $446,000, or 19.87%, decrease in construction loans.  The shift in the portfolio composition reflects the Company’s increased emphasis on the origination of higher yielding commercial and consumer loans.  Deposits increased by $9.2 million, or 16.12%, at September 30, 2003 compared to the year ended December 31, 2002.  The increase in the Company’s deposits over December 31, 2002 levels was primarily due to a $9.9 million, or 18.85%, increase in interest-bearing deposits.  Recent consolidation of other financial institutions in the Company’s market area and the historically low interest rate environment have contributed to the increases in both its deposits and its loan portfolio.

The increases in the Company’s loan portfolio and investment securities was largely funded by the net proceeds of the Association’s reorganization into the mutual holding form of reorganization and the related stock offering of the Company’s common stock.

The Company’s total classified assets for regulatory purposes at September 30, 2003 amounted to $417,000, all of which were classified as substandard.  The classified assets at September 30, 2003 consisted of 11 mortgage loans and 1 real estate owned property consisting of residential real estate.

Total stockholders’ equity increased by $673,000, or 3.81%, in the first nine months of 2003, primarily due to income of $909,000, partially offset by a decrease of $225,000 in the net change in unrealized gain on investment securities and $66,000 in dividends declared. Stockholders’ equity at September 30, 2003 totaled $18.3 million compared to $17.6 million at December 31, 2002.

Results of Operations

The Company’s profitability depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, investment securities and interest-earning deposits in other institutions, and interest expense on interest-bearing deposits and borrowings from the Federal Home Loan Bank of Dallas. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company’s profitability also depends, to a lesser extent, on other operating income, the amount of the provision for loan losses, other operating expenses and federal and state income taxes.

Net income increased by $65,000, or 26.53%, in the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002 and increased by $265,000 or 41.15% for the nine months ended September 30, 2003 over the comparable period in 2002.  The increase in net income for the 2003 periods was primarily due to an increase in net interest income which was partially offset by increases in other operating expenses and income tax expenses. Net interest income increased by $169,000, or 22.90%, and $570,000, or 28.73%, for the three and nine months ended September 30, 2003, respectively, over the comparable 2002 periods, which was partially offset by increases in other operating expenses of $80,000, or 19.42%, and $271,000, or 22.75%, and increases in income tax expense of $44,000, or 33.85%, and $230,000, or 82.14%, respectively, in the 2003 periods as compared to the same periods in 2002.

The increase in net interest income in the 2003 periods was due primarily to an increase in net loans and investments of $5.7 million or 6.83% for the quarter and $16.4 million or 22.57% for the nine month period, offset in part by a decline in the net interest rate spread.  The net interest rate spread was 2.8% for the nine months ended September 30, 2003 compared to 3.5% for the nine months ended September 30, 2002.  The net interest rate spread was 3.0% for the three months ended September 30, 2003 compared to 3.4% for the three months ended September 30, 2002.

Total interest and dividend income increased by $116,000, or 9.89%, for the quarter ended September 30, 2003, over the comparable quarter of 2002.  This was primarily due to an increase in income from loans (including fees) of $114,000 in the quarter ending September 30, 2003 compared to the quarter ending September 30, 2002.

Total interest expense decreased by $53,000, or 12.18%, for the quarter ended September 30, 2003 over the comparable quarter of 2002. The decrease in the quarter was due to a decrease in total interest paid on deposits of $51,000 and a $2,000 decrease in interest paid on Federal Home Loan Bank advances. The decrease in interest paid on deposits was a result of lower average interest rates paid during the 2003 period which was partially offset by an increase in the average balance.  The decrease in interest paid on Federal Home Loan Bank advances was caused by a decrease in average rates which was partially offset by an increase in the average balance of borrowed funds.

No provision for losses on loans was made for the quarters ended September 30, 2003 or 2002 or the nine months ended September 30, 2003 or 2002.  At September 30, 2003, the Company’s non-accruing loans amounted to $79,000.  The allowance for loan losses amounted to $898,000 at September 30, 2003, representing 1.53% of total loans held in portfolio and 1136.71% of total non-performing loans at such date.

Other operating income increased in the quarter ended September 30, 2003 by $20,000, or 40.82%, over the quarter ended September 30, 2002 and $196,000, or 149.62%, for the nine month period.  The increase for the nine month period is attributable to increased transaction service charges and fees and to the gain on the sale of real estate owned and other assets.

Other operating expenses increased in the quarter ended September 30, 2003 by $80,000, or 19.42%, over the quarter ended September 30, 2002 and $271,000, or 22.75%, for the nine months ended September 30, 2003.  The increase in the quarter was due to a $107,000 increase in salaries and benefits, a $16,000 increase in office occupancy, offset partially by a $32,000 decrease in other general and administrative expenses.  Salaries and benefits expense increased in the period due to an increase in staff size and, to a lesser extent, to increased compensation related to stock benefit plan expenses including the ESOP and the RRP. Other general and administrative expenses decreased primarily because of lower data processing expenses.

Income tax expense increased in the quarter and for the nine months ending September 30, 2003 by $44,000 and $230,000, respectively, over the comparable 2002 period due primarily to increased income before taxes.

Liquidity and Capital Resources

The Company adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments.  The Company also adjusts liquidity as appropriate to meet asset and liability management objectives.

The Company’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  In addition, the Company invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet itslending requirements.

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

The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively.  At September 30, 2003, the Association exceeded each of its regulatory capital requirements with ratios of 18.5%, 18.5% and 37.5%, respectively, of total adjusted assets, total adjusted assets and total risk-weighted assets.

Item 3.  Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Minden Bancorp, Inc.

Form 10-QSB

Quarter Ended September 30, 2003

PART II - OTHER INFORMATION

Item 1 -   Legal Proceedings:

There are no matters required to be reported under this item.

Item 2 -   Changes in Securities and Use of Proceeds:

(a)-(c)     Not applicable.

(d)      On July 2, 2002, the Company consummated the offering of 45% of its common stock at $10 per share in connection with the reorganization of the Association into the mutual holding company form of organization, resulting in gross proceeds of $6,546,380.  Net proceeds amounted to $6,027,380, of which 50% was used by the Company to purchase all of the Association’s common stock.  Of the proceeds retained by the Company, $523,710 was used to make a loan to the ESOP in order to fund the purchase of 52,371 shares of the Company’s common stock by the ESOP.  The remaining net proceeds are being used by the Association as working capital, funding lending activities and investing in investment securities.

Item 3 -   Defaults Upon Senior Securities:

There are no matters required to be reported under this item.

Item 4 -   Submission of Matters to a Vote of Security Holders:

There are no matters required to be reported under this item.

Item 5 -   Other Information:

There are no matters required to be reported under this item.

Item 6 -   Exhibits and Reports on Form 8-K:

(a)           The following exhibits are filed herewith:

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange At of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)           Reports on Form 8-K:

Date	Item and Description
July 8, 2003	Item 9. On July 8, 2003, the Company issued a press release announcing the declaration of its second cash dividend.

August 13, 2003	Item 12. On August 13, 2003, the Company issued a press release reporting its earnings for the three and six months ending June 30, 2003.

September 23, 2003	Item 9. On September 23, 2003, the Company issued a press release reporting that it had adopted a stock repurchase program and would be purchasing shares to fund its restricted stock plan.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDEN BANCORP, INC.

Date: November 14, 2003	/s/ A. David Evans
A. David Evans
President and Chief Executive Officer

Date: November 14, 2003	/s/ Becky T. Harrell
Becky T. Harrell
Chief Financial Officer and Treasurer