Form 10KSB
period 2003-12-31
MINDEN BANCORP INC
filed 2004-03-30
CIK 1169352

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                   FORM 10-KSB

(Mark One)

|X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2003

                                       OR

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                         Commission File No.: 000-49882

                               MINDEN BANCORP, INC
                               -------------------
                 (Name of Small Business Issuer in Its Charter)

               United States                                 13-4203146
               -------------                                 ----------
     (State or Other Jurisdiction of                      (I.R.S. Employer
      Incorporation or Organization)                   Identification Number)

     415 Main Street, Minden, Louisiana                         71058
  (Address of Principal Executive Offices)                    (Zip Code)

                                 (318) 377-0523
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:
                                 Not Applicable

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock (par value $.01 per share)
                     ---------------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Issuer's revenues for its most recent fiscal year: $5.4 million.

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

As of February 27, 2004, the aggregate value of the 1,275,448 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 179,302 shares held by all directors and executives officers of the Registrant and the Registrant's Employee Stock Ownership Plan ("ESOP") as a group, was approximately $28.1 million. This figure is based on the closing sales price of $22.00 per share of the Registrant's Common Stock on February 27, 2004. Although directors and executive officers and the ESOP were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status included. In the 1,275,448 shares set forth above are 800,112 shares held by Minden Mutual Holding Company.

Number of shares of Common Stock outstanding as of February 27, 2004: 1,454,750 Transitional Small Business Disclosure Format: Yes |_| No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders are incorporated into Part II, Items 5 through 7 and Part III, Item 13 of this Form 10-KSB.

(2) Portions of the definitive proxy statement for the 2004 Annual Meeting of Stockholders are incorporated into Part III, Items 9 through 12 of this Form 10-KSB.

                                     PART I

Item 1. Description of Business.

General

      On December 11, 2001, the Board of Directors of Minden Building and Loan Association, a Louisiana-chartered building and loan association (the "Association"), adopted a plan of reorganization pursuant to which the Association converted to stock form and became a wholly owned subsidiary of Minden Bancorp, Inc. (the "Company"). In connection with the reorganization, the Company became a majority owned subsidiary of Minden Mutual Holding Company (the "MHC"), a federally chartered mutual holding company. The reorganization was consummated on July 2, 2002. The Company is a unitary savings and loan holding company whose assets consist primarily of the ownership of the outstanding capital stock of the Association, investments of proceeds retained from the reorganization and the Company's loan to the employee stock ownership plan.

      The management of the Company, the MHC and the Association are substantially identical and the Company neither owns nor leases any property but instead uses the premises, equipment and furniture of the Association with the payment of appropriate rental fees, as required by applicable law and regulations.

      The Association is a Louisiana-chartered savings and loan association that was originally organized in 1910. The Association's business consists primarily of attracting deposits from the general public and using those funds to make loans. The Association operates out of its main office located in Minden, Louisiana.

Lending Activities

      General. At December 31, 2003, the net loan portfolio of the Association totaled $58.1 million, representing approximately 57.7% of its total assets at that date. The principal lending activity of the Association is the origination of one- to-four-family residential loans. At December 31, 2003, one-to-four-family residential loans amounted to $36.24 million, or 60.70% of its total loan portfolio, before net items. As part of the implementation of the Association's lending strategy of diversifying its loan portfolio and decreasing its dependence on single-family residential lending, the Association also offers the following lending products:

      o commercial real estate loans, which amounted to 15.02% of the total loan portfolio at December 31, 2003 as compared to 10.69% of the total loan portfolio at December 31, 2002;

      o consumer loans, which amounted to 6.32% of the total loan portfolio at December 31, 2003 as compared to 5.98% of the total loan portfolio at December 31, 2002;

      o commercial business loans, which amounted to 14.29% of the total loan portfolio at December 31, 2003 as compared to 10.93% of the total loan portfolio at December 31, 2002; and

      o construction loans, which amounted to 3.67% of the total loan portfolio at December 31, 2003.

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

      A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds the greater of (i) 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities, and (ii) $500,000. At December 31, 2003, the Association's regulatory limit on loans-to-one borrower was approximately $2.6 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $2.3 million, $1.4 million, $1.2 million, $993,000 and $509,000. Each of the Association's five largest loans or groups of loans was performing in accordance with its terms at December 31, 2003.

      Loan Portfolio Composition. The following table sets forth the composition of the Association's loan portfolio by type of loan at the dates indicated.

                                                                             December 31,
                                                        ----------------------------------------------------
                                                                 2003                          2002
                                                        ----------------------        ----------------------
                                                         Amount        Percent         Amount        Percent
                                                        --------       -------        --------       -------
                                                                       (Dollars in Thousands)
      Real estate loans:
         One- to four-family ....................       $ 36,239         60.70%       $ 36,959         68.26%
         Commercial .............................          8,966         15.02           5,786         10.69
         Construction ...........................          2,191          3.67           2,245          4.14
      Commercial business .......................          8,530         14.29           5,917         10.93
      Consumer:
         Loans secured by savings accounts ......            995          1.66             919          1.70
         Other(1) ...............................          2,784          4.66           2,317          4.28
                                                        --------        ------        --------        ------
         Total loans receivable .................         59,705        100.00%         54,143        100.00%
                                                                        ======                        ======

      Less:
         Undisbursed loans in process ...........           (715)                         (899)
         Deferred loan fees .....................             --                            --
         Allowance for loan losses ..............           (893)                         (907)
                                                        --------                      --------
           Total loans receivable, net ..........       $ 58,097                      $ 52,337
                                                        ========                      ========

----------
(1)   Includes automobile and home equity loans.

      Origination of Loans. The lending activities of the Association are subject to the written underwriting standards and loan origination procedures established by the board of directors and management. Loan originations are obtained through a variety of sources, primarily consisting of referrals from real estate brokers and existing customers. Written loan applications are taken by one of the Association's loan officers. The loan officer also supervises the procurement of credit reports, appraisals and other documentation involved with a loan. For real estate loans in excess of $250,000, the Association's loan policy mandates that property valuations be performed by an independent outside appraiser approved by its board of directors. As a matter of practice, however, the Association obtains independent outside appraisals on substantially all of its loans. Under the lending policies of the Association, a title opinion must be obtained for each real estate loan.

      The Association's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. Generally, loans in excess of $50,000 must be approved by the Association's loan committee or the board of directors. All loans are ratified by the board of directors.

      The following table shows total loans originated, sold and repaid during the periods indicated.

                                                                       Year Ended December 31,
                                                                    -----------------------------
                                                                      2003                  2002
                                                                    -------               -------
                                                                            (In Thousands)
            Loan originations:
              Real estate loans:
                 One-to four-family .....................           $16,045               $11,211
                 Commercial .............................             4,674                 3,639
                 Construction ...........................             2,938                 2,561
              Commercial business .......................             9,506                 9,189
              Consumer(1) ...............................             4,080                 3,712
                                                                    -------               -------
                 Total loans originated .................            37,243                30,312
                                                                    -------               -------
            Deduct loan principal reductions ............            31,285                18,611
            Decrease due to other items, net(2) .........               198                   522
                                                                    -------               -------
            Net increase in loan portfolio ..............           $ 5,760               $11,149
                                                                    =======               =======

----------
(1) Includes loans secured by deposits, automobiles loans and home equity loans.

(2) Other items consist of loans in process, deferred fees, unearned interest and allowance for loan losses.

      Although Louisiana laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, the Association concentrates its lending activity to its primary market area in Webster Parish, Louisiana and the surrounding area. Subject to its loans-to-one borrower limitation, the Association is permitted to invest without limitation in residential mortgage loans and up to 400% of its capital in loans secured by non-residential or commercial real estate. The Association also may invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, the Association may invest up to 10% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. At December 31, 2003, the Association was within each of the above lending limits.

      Maturity of Loan Portfolio. The following table presents certain information at December 31, 2003, regarding the dollar amount of loans maturing in the Association's portfolio based on their contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year.

                                                                         At December 31, 2003
                                              -------------------------------------------------------------------------------
                                              One- to-four   Commercial                               Commercial       Total
                                                 Family     Real Estate  Construction    Consumer      Business        Loans
                                                -------       -------       -------       -------       -------       -------
                                                                                (In Thousands)
Amounts due in:
  One year or less ......................       $ 1,584       $ 2,095       $ 2,191       $ 1,167       $ 4,831       $11,868
  More than one year to five years ......         4,571         2,039            --         2,499         3,287        12,396
  More than five years ..................        30,084         4,832            --           113           412        35,441
                                                -------       -------       -------       -------       -------       -------
      Total amount due ..................       $36,239       $ 8,966       $ 2,191       $ 3,779       $ 8,530       $59,705
                                                =======       =======       =======       =======       =======       =======

            The following table sets forth the dollar amount of all loans, before net items, due after December 31, 2004 which have fixed interest rates or which have floating or adjustable interest rates.

                                                            Fixed-Rates    Floating or Adjustable Rates     Total
                                                            -----------    ----------------------------     -----
                                                                                (In Thousands)
Real estate loans:
  One-to-four family .................................        $34,646                $     9               $34,655
  Commercial .........................................          4,478                  2,393                 6,871
  Construction .......................................              0                      0                     0
Commercial business ..................................            883                  2,816                 3,699
Consumer loans .......................................          2,528                     84                 2,612
                                                              -------                -------               -------
      Total loans ....................................        $42,535                $ 5,302               $47,837
                                                              =======                =======               =======

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

      One- to Four-Family Residential Real Estate Loans. The primary lending activity of the Association is the origination of loans secured by single-family residences. At December 31, 2003, $36.24 million, or 60.70%, of its total loan portfolio, before net items, consisted of one- to four- family residential loans.

      The loan-to-value ratio, maturity and other provisions of the loans made by the Association generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions and underwriting standards established by the Association. The Association's current lending policy on one- to four-family residential loans generally limits the maximum loan-to-value ratio to 90% of the appraised value of the property. These loans are amortized on a monthly basis with principal and interest due each month and generally include "due-on-sale" clauses.

      Substantially all of the Association's one- to four-family residential loans have fixed rates of interest. Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Although it has been the Association's practice to retain all of the one- to four-family residential loans, its fixed-rate loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation, and other investors in the secondary mortgage market. At December 31, 2003, $36.18 million, or 99.84%, of the Association's one- to four-family residential mortgage loans were fixed-rate loans.

      Of the $36.24 million of one- to four-family residential loans held by the Association at December 31, 2003, $712, 000 consisted of second mortgage loans. These loans are secured by the underlying equity in the borrower's residence. The Association holds the first mortgage on virtually all of the properties that secure its second mortgage loans. The amount of the Association's second mortgage loans generally cannot exceed the lesser of a loan-to-value ratio of 90% or $100,000. These loans are typically three-to-five year balloon loans with fixed rates and contain an on-demand clause that allows the Association to call the loan in at any time.

      Commercial Real Estate Loans. The Association began to emphasize the origination of commercial real estate loans in 2001 as part of its strategy to diversify its loan portfolio. In order to implement its lending strategy of serving commercial real estate customers, the Association hired an experienced senior loan officer and established prudent procedures for originating commercial real estate loans. Commercial real estate loans generally have interest rates that are higher than interest rates on one- to four-family residential loans because they usually involve a higher degree of risk than loans secured by residential property. The Association's commercial real estate loans consist primarily of loans secured by land, storefront retail and office buildings, churches and schools. Substantially all of the Association's commercial real estate loans were secured by properties located within its market area. At December 31, 2003, the Association's commercial real estate loans amount to $8.97 million, or 15.02% of its total loan portfolio, before net items, compared to $5.79 million, or 10.69% of its total loan portfolio at December 31, 2002.

      The Association's commercial real estate loans have a maximum loan-to-value ratio of 80%. The terms of each commercial real estate loan are negotiated on a case-by-case basis, although these loans are generally structured as three-to-five year balloon loans with either fixed rates or variable rates tied to the Wall Street Journal prime rate with a 10- to 15-year amortization schedule. In determining whether to make a commercial real estate loan, the Association considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. The Association has generally required that the properties securing these commercial real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of 1.2x. The Association requires written appraisals prepared by a certified independent appraiser of all properties securing commercial real estate loans greater than $250,000. At December 31, 2003, the average balance of the loans in the Association's commercial real estate portfolio was approximately $142,000 and its largest commercial real estate loan at such date was $993,000. This loan was current at December 31, 2003.

      The land loans in the Association's commercial real estate loan portfolio are secured primarily by income producing properties, such as land utilized for growing timber. A small percentage of the land loans are for development of residential property. The Association's land loans typically are three-to-five year balloon loans. At December 31, 2003, the Association had $1.99 million in land loans which loans had an average balance of $41,000. The Association's largest land loan at December 31, 2002 amounted to $486,000, which loan was current at December 31, 2003.

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

      Commercial Business Loans. The Association originates commercial business loans primarily to small business owners in its market area for purposes of working capital or equipment financing. These loans are typically secured by equipment, machinery, commercial real estate, and other corporate assets. The commercial business loans are usually one-to-five year loans with either fixed rates or variable rates of interest tied to the prime rate. During 2003, the Association continued to expand its activities in the commercial business lending market with originations totaling $9.5 million compared to $9.2 million in 2002. The 2003 origination total was the second highest for the Association behind only its $16.0 million of one-to-four family real estate loan originations. At December 31, 2003, the Association's commercial business loans amounted to $8.5 million, or

14.29%, of its total loan portfolio compared to $5.9 million, or 10.93% of its loan portfolio at December 31, 2002.

      Commercial business loans generally are considered to involve a greater risk than single-family residential mortgage loans. The Association attempts to minimize its risk exposure by limiting these loans to proven businesses and by obtaining personal guarantees from the principals of the borrower.

      Consumer Loans. The Association is authorized to make loans for a wide variety of personal or consumer purposes. The Association originates consumer loans in order to accommodate its customers and because such loans generally have shorter terms and higher interest rates than residential mortgage loans. The consumer loans offered by the Association consist of loans secured by deposit accounts with the Association, automobile loans, recreational vehicle loans, boat loans and other miscellaneous loans. As part of its lending strategy, the Association began to emphasize the origination of consumer loans in 2001. At December 31, 2003, $3.8 million, or 6.32% of the Association's total loan portfolio consisted of consumer loans compared to $3.2 million, or 5.98% of its total loan portfolio, before net items, at December 31, 2002.

      The Association offers loans secured by deposit accounts in the Association, which loans amounted to $995,000, or 1.66% of the Association's total loan portfolio, before net items, at December 31, 2003. Such loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. These loans typically are payable on demand with a maturity date of one year.

      The Association also offers loans for automobiles, primarily used, boats and recreational vehicles, unsecured and other. Such loans have terms of no more than 54 months and a maximum loan-to-value ratio of 75%. At December 31, 2003, the Association's automobile, boat and recreational vehicle loans amounted to $2.1 million, or 3.57% of its total loan portfolio, before net items.

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

      Construction Loans. The Association also originates loans for the construction of one- to four-family residences. At December 31, 2003, $2.2 million, or 3.67% of the Association's total loan portfolio, before net items, consisted of residential construction loans. The Association's construction loans are typically made for the construction of pre-sold homes and typically are six-month fixed rate loans which require the payment of interest only during the construction phase. Generally, the maximum loan-to-value ratio for these loans is 80%. Loans to borrowers acting as their own general contractor are made with a maximum loan-to-value ratio of 75%.

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

      Construction lending generally involves a higher degree of risk than one- to four-family permanent mortgage lending because of the greater potential for disagreements between borrowers and builders and the failure of builders to pay subcontractors. Additional risk often exists because of the inherent difficulty in estimating both a property's value upon completion of construction and the estimated construction costs. If the estimate of the value upon completion proves to be inaccurate, the Association may be confronted with a property whose value is insufficient to assure full repayment.

      Loan Origination and Other Fees. In addition to interest earned on loans, the Association generally receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.

Asset Quality

      General. The Association's collection procedures provide that when a loan is 15 days past due, a late charge notice is sent to the borrower requesting payment. If the delinquency continues at 30 days, personal contact efforts are attempted, either in person or by telephone. If a loan becomes 60 days past due and no progress has been made in resolving the delinquency, a collection letter from legal counsel is sent and personal contact is attempted. When a loan continues in a delinquent status for 90 days or more, and a repayment schedule has not been made or kept by the borrower, generally a notice of intent to foreclose is sent to the borrower. If the delinquency is not cured, foreclosure proceedings are initiated. In most cases, deficiencies are cured promptly. While the Association generally prefers to work with borrowers to resolve such problems, the Association will institute foreclosure or other collection proceedings when necessary to minimize any potential loss.

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

      Real estate and other assets acquired by the Association as a result of foreclosure or by deed- in-lieu of foreclosure are classified as real estate owned until sold. The Association had $0 and $35,000 of real estate owned at December 31, 2003 and 2002, respectively.

      Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 2003, in dollar amounts and as a percentage of the Association's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                                 December 31, 2003
                                       -------------------------------------------------------------------------
                                             30-59                      60-89                 90 or More Days
                                          Days Overdue               Days Overdue                 Overdue
                                       -------------------       -------------------       ---------------------
                                                   Percent                   Percent                    Percent
                                                  of Total                  of Total                   of Total
                                       Amount       Loans        Amount       Loans        Amount        Loans
                                       ------     --------       ------     --------       ------      ---------
                                                               (Dollars in Thousands)
Real estate loans:
  One-to four-family ...........        $417         0.70%        $ 68         0.11%        $314         0.53%
  Commercial + Land ............           3         .005           --           --           21          .04
  Construction .................          --           --           --           --           --           --
Commercial business ............         115          .19           19          .03           --           --
Consumer loans .................          75          .13           11          .02            8          .01
                                        ----         ----         ----         ----         ----         ----
  Total loans ..................        $610         1.03%        $ 98         0.16%        $343         0.58%
                                        ====         ====         ====         ====         ====         ====

      Non-Performing Assets. The following table presents information with respect to the Association's nonperforming assets at the dates indicated.

                                                                                     At December 31,
                                                                               -------------------------
                                                                               2003                 2002
                                                                               ----                 ----
                                                                                 (Dollars in Thousands)
      Nonaccruing loans:
         Real estate loans:
           One-to-four family ..................................               $ 30                $ --
           Commercial ..........................................                 21                  --
           Construction ........................................                 --                  --
         Commercial business ...................................                 --                  --
         Consumer loans ........................................                  7                  --
                                                                               ----                ----
           Total nonaccruing loans .............................                 58                  --
                                                                                                   ----
      Accruing loans delinquent 90 days or more(1) .............                284                 557
      Real estate owned(2) .....................................                  0                  35
                                                                               ----                ----
           Total nonperforming assets(3) .......................                342                 592
      Troubled debt restructurings .............................                 14                  15
                                                                               ----                ----
      Troubled debt restructurings and total
         nonperforming assets ..................................               $356                $607
                                                                               ====                ====
      Total nonperforming assets and troubled debt
           restructurings as a percentage of total assets ......               0.35%               0.76%
                                                                               ====                ====

                                                  (Footnotes on following page.)

----------
(1) Two mortgage loans on one residential property accounted for approximately $182,000 of this amount at December 31, 2002. This property was repossessed and sold in 2003.

(2)   Real estate owned includes other repossessed assets including automobiles.

(3)   Nonperforming assets consist of nonperforming loans and real estate owned.

      If the $58,000 of nonaccruing loans of the Association had been current in accordance with their terms during 2003, the gross income on such loans would have been approximately $3,000. No interest income was actually recorded by the Association on such loans in 2003. There were no nonaccruing loans at December 31, 2002.

      Classified Assets. Federal banking regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved.

      The Association's total classified assets at December 31, 2003 amounted to $418,000, all of which was classified as substandard. The largest classified asset at December 31, 2003 was a mortgage loan on residential property with a balance of approximately $110,000, which is also a non-performing loan. As of December 31, 2003, the Association has no property in real estate owned. The Association's classified assets as of December 31, 2003 included all of its nonperforming assets plus $6,400 of delinquent interest.

      Allowance for Loan Losses. At December 31, 2003, the Association's allowance for loan losses amounted to $893,000, or 1.50% of its total loan portfolio, before net items. The allowance for loan losses is maintained at a level believed, to the best of management's knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. The level of allowance for loan losses is based on management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing conditions. The Association is primarily engaged in originating single-family residential loans. Due to the Association's implementation of a strategy to diversify its loan portfolio into commercial and consumer loans, it reallocated its allowance for loan losses in 2003. The management of the Association considers the deficiencies of all classified loans in determining the amount of allowance for loan losses required at each reporting date. Management analyzes the probability of the correction of the substandard loans' weaknesses and the extent of any known or inherent losses that the Association might sustain on them. It determined that no additional provision was necessary for those loans as of the reporting dates.

While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

      The following table sets forth information concerning the allocation of the Association's allowance for loan losses by loan categories at the dates indicated.

                                                                      December 31,
                                               ----------------------------------------------------------
                                                          2003                             2002
                                               -----------------------------    -------------------------
                                                             Percent of                      Percent of
                                                            Loans in Each                   Loans in Each
                                                          Category to Total                  Category to
                                               Amount           Loans           Amount       Total Loans
                                               ------     ------------------    ------      -------------
                                                               (Dollars in Thousands)
Allocated:                                                           (restated)
Real estate loans:
  One-to-four family ................           $130            60.70%           $417            68.26%
  Commercial ........................            200            15.02             142            10.69
  Construction ......................             50             3.67              47             4.14
Commercial business .................            400            14.29             148            10.93
Consumer loans ......................            100             6.32              73             5.98
Other ...............................             13               --              80               --
                                                ----           ------            ----           ------
     Total ..........................           $893           100.00%           $907           100.00%
                                                ====           ======            ====           ======

      The following table sets forth an analysis of the Association's allowance for loan losses and other ratios at or for the dates indicated.

                                                                             Year Ended December 31,
                                                                           ---------------------------
                                                                             2003                2002
                                                                           -------             -------
                                                                             (Dollars in Thousands)
                                                                                     (restated)
                  Total loans outstanding .....................            $59,705             $54,143
                  Average loans outstanding, net ..............             56,690              47,013
                  Balance of allowance at beginning of
                      period ..................................                907                 911
                  Charge-offs:
                  Real estate loans:
                    One-to four-family ........................                  4                  --
                    Commercial ................................                 --                  --
                    Construction ..............................                 --                  --
                  Commercial business .........................                 --                  --
                  Consumer loans ..............................                 11                   4
                                                                           -------             -------
                       Total charge-offs ......................                 15                   4
                                                                           -------             -------
                  Recoveries:
                  Real estate loans:
                    One-to four-family ........................                 --                  --
                    Commercial ................................                 --                  --
                    Construction ..............................                 --                  --
                  Commercial business .........................                 --                  --
                  Consumer loans ..............................                  1                  --
                                                                           -------             -------
                       Total recoveries .......................                  1                  --
                                                                           -------             -------
                  Net charge-offs .............................                 14                   4
                  Provision for losses on loans ...............                 --                  --
                                                                           -------             -------
                  Balance at end of period ....................            $   893             $   907
                                                                           =======             =======
                  Allowance for loan losses as a
                    percent of total loans outstanding ........               1.50%               1.70%
                                                                           =======             =======
                  Allowance for loan losses as a
                    percent of total non-performing
                    loans(1) ..................................             261.11%             162.84%
                  Ratio of net charge-offs to
                    average loans outstanding, net ............                .02%                .01%
                                                                           =======             =======

----------
(1) Total non-performing loans consist of total nonaccruing loans and accruing loans delinquent 90 days or more.

Investment Securities

      The Association has authority to invest in various types of securities, including mortgage-backed securities, U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit at federally insured banks and savings institutions, certain bankers' acceptances and federal funds. The Association's investment strategy is established by the board of directors.

      The following table sets forth information relating to the amortized cost and fair value of the Association's mortgage-backed and other securities.

                                                                              December 31,
                                                        ------------------------------------------------------
                                                                  2003                           2002
                                                        -------------------------      -----------------------
                                                        Amortized                      Amortized
                                                           Cost        Fair Value         Cost      Fair Value
                                                        ---------      ----------      ---------    ----------
                                                                               (In Thousands)
      Held to maturity:
         U.S. Government and agencies .........           $    --        $    --        $   300       $   306
         Mortgage-backed securities ...........             1,328          1,376          1,997         2,092
      Available for sale:
         U.S. Government and agencies ........                497            532            996         1,040
         Mutual fund ..........................             6,317          6,283          4,255         4,256
         Mortgage-backed securities ...........            27,181         27,049         11,765        11,877
         FHLMC stock ..........................                16            927             16           939
                                                          -------        -------        -------       -------
         Total ................................           $35,339        $36,167        $19,329       $20,510
                                                          =======        =======        =======       =======

      The following table sets forth the amount of the Association's mortgage-backed and investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2003. The amounts reflect the fair value of the Association's securities at December 31, 2003.

                                                                    Contractually Maturing
                                   ---------------------------------------------------------------------------------------------
                                             Weighted              Weighted          Weighted              Weighted
                                   Under 1    Average               Average   6-10    Average    Over 10    Average
                                     Year      Yield    1-5 Years    Yield    Years    Yield      Years      Yield        Total
                                   -------   --------   ---------  --------   -----  --------    -------   ---------     -------
                                                                     (Dollars in Thousands)
U.S. Government and agencies .     $    --       --%     $   532      6.7%     $ --      --%     $   685        --       $   532
Mortgage-backed securities ...       6,283      2.2          691      5.1        --      --       28,661       3.1%       35,635
                                   -------      ---      -------      ---      ----     ---      -------       ---       -------
  Total ......................     $ 6,283      2.2%     $ 1,223      6.0%     $ --      --%     $28,661       3.1%      $36,167
                                   =======      ===      =======      ===      ====     ===      =======       ===       =======

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

      In addition to investments in various types of mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, the Association also invests in a mutual fund that invests primarily in adjustable rate mortgage-backed and mortgage-related securities issued by those same entities as well as in securities of that type issued by private companies. As of December 31, 2003, the Association had a $6.3 million investment in this mutual fund.

      Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Association.

Sources of Funds

      General. Deposits are the primary source of the Association's funds for lending and other investment purposes. In addition to deposits, principal and interest payments on loans and investment securities are a source of funds. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may also be used on a short-term basis to compensate for reductions in the availability of funds from other sources and on a longer-term basis for general business purposes.

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

      The following table shows the distribution of and certain other information relating to the Association's deposits by type as of the dates indicated.

                                                                                   December 31,
                                                               -----------------------------------------------------
                                                                        2003                           2002
                                                               -----------------------       -----------------------
                                                                            Percent of                    Percent of
                                                               Amount        Deposits        Amount        Deposits
                                                               ------       ----------       ------       ----------
                                                                               (Dollars in Thousands)
      Transaction accounts:
        Demand deposits ...............................        $ 8,981         13.18%        $ 8,233         14.48%
        Savings deposits ..............................         12,268         18.01           8,969         15.77
                                                               -------        ------         -------        ------
          Total transaction accounts ..................         21,249         31.19          17,202         30.25
                                                               -------        ------         -------        ------
      Certificate accounts:
        0.00% - 1.99% .................................          9,437         13.85          12,535         22.05
        2.00% - 2.99% .................................         32,425         47.60          20,480         36.02
        3.00% - 3.99% .................................          4,757          6.98              --            --
        4.00% - 4.99% .................................            253           .37           2,499          4.40
        5.00% - 5.99% .................................             --            --           2,931          5.15
        6.00% - 6.99% .................................             --            --           1,209          2.13
        7.00% - 7.99% .................................             --            --              --            --
                                                               -------        ------         -------        ------
          Total certificate accounts ..................         46,872         68.81          39,654         69.75
                                                               -------        ------         -------        ------
          Total deposits ..............................        $68,121        100.00%        $56,856        100.00%
                                                               =======        ======         =======        ======

      The following table sets forth the deposit activities of the Association during the periods indicated.

                                                                                  Year Ended December 31,
                                                                                ---------------------------
                                                                                   2003              2002
                                                                                ---------         ---------
                                                                                        (In Thousands)
         Total deposits at beginning of period ..................               $  56,856         $  46,070
         Deposits ...............................................                 167,954           128,207
         Withdrawals ............................................                (158,120)         (119,079)
                                                                                ---------         ---------
         Net deposits ...........................................                   9,834             9,128
         Interest credited ......................................                   1,431             1,658
                                                                                ---------         ---------
           Total deposits at end of period ......................               $  68,121         $  56,856
                                                                                =========         =========

      The following table shows the interest rate and maturity information for the Association's certificates of deposit at December 31, 2003.

                                                       Maturity Date
                     -----------------------------------------------------------------------------------------
Interest Rate        One Year or Less     Over 1-2 Years       Over 2-3 Years      Over 3 Years       Total
-------------        ----------------     --------------       --------------      ------------     ----------
                                                      (In Thousands)
0.00% - 1.99%            $  9,430               $    7               $  --             $  --         $  9,437
2.00% - 2.99%              28,496                3,788                 141                --           32,425
3.00% - 3.99%               2,809                1,948                  --                --            4,757
4.00% - 4.99%                 253                   --                   -                --              253
5.00% - 5.99%                  --                   --                  --                --               --
6.00% - 6.99%                  --                   --                  --                --               --
7.00% - 7.99%                  --                   --                  --                --               --
                         --------               ------               -----             -----         --------
  Total                  $ 40,988               $5,743               $ 141             $  --         $ 46,872
                         ========               ======               =====             =====         ========

      As of December 31, 2003, the aggregate amount of outstanding certificates of deposit at the Association in amounts greater than or equal to $100,000, was approximately $11.6 million. The following table presents the maturity of these time certificates of deposit at such dates.

                                                                        December 31,
                                                                            2003
                                                                        ------------

                                                                       (In Thousands)
3 months or less .........................................                $ 1,131
Over 3 months through 6 months ...........................                  3,654
Over 6 months through 12 months ..........................                  5,227
Over 12 months ...........................................                  1,552
                                                                          -------
                                                                          $11,564
                                                                          =======

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

      As of December 31, 2003, the Association was permitted to borrow up to an aggregate total of $41.0 million from the Federal Home Loan Bank of Dallas. The Association had $13.5 million and $4.0 million of Federal Home Loan Bank advances outstanding at December 31, 2003 and December 31, 2002, respectively.

      The following table shows certain information regarding the short term borrowings of the Association at or for the dates indicated:


                                                                         At or for the Year Ended
                                                                               December 31,
                                                                        -------------------------
                                                                          2003              2002
                                                                        -------           -------
                                                                          (Dollars in Thousands)
Federal Home Loan Bank advances:
     Average balance outstanding ............................           $ 7,862           $ 4,156
     Maximum amount outstanding at any
       month-end during the period ..........................            13,500             5,000
     Balance outstanding at end of period ...................            13,500             4,000
     Average interest rate during the period ................              1.44%             2.26%
     Weighted average interest rate at end of period ........              1.17%             1.94%

No Subsidiaries

      At December 31, 2003, the Association had no subsidiaries.

Total Employees

      The Association had 13 full-time employees and four part-time employees at December 31, 2003. None of these employees are represented by a collective bargaining agent, and the Association believes that it enjoys good relations with its personnel.

Market Area

      The Association has one office located in Minden, Louisiana, which is located approximately 31 miles from Shreveport, Louisiana. The Association's primary market area consists of Webster Parish, Louisiana and is predominantly rural. The economy in the Association's primary market area is fairly diversified, with services, wholesale and retail trade, manufacturing and government constituting the basis of the economy. The largest employer in Webster Parish is a manufacturer of concrete modular facilities.

      The population of Webster Parish in 2000 was approximately 42,000. The population growth rate for Webster Parish has been slightly negative since 1990. The projected population growth rate is less than the projected rates for Louisiana and the United States. Average household income for Webster Parish is below Louisiana and national averages. The annual unemployment rate for Webster Parish was 9.70% for 2003 as compared to the overall unemployment rate for the United States for December 2003 of 5.4%.

Competition

      The Association faces significant competition both in attracting deposits and in making loans. Its most direct competition for deposits has come historically from commercial banks, credit unions and other savings institutions located in its primary market area, including many large financial institutions which have greater financial and marketing resources available to them. In addition, the Association faces significant competition for investors' funds from short-term money market securities, mutual funds and other corporate and government securities. The Association does not rely upon any individual group or entity for a material portion of its deposits. The ability of the Association to attract and retain deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

      The Association's competition for real estate loans comes principally from mortgage banking companies, commercial banks, other savings institutions and credit unions. The Association competes for loan originations primarily through the interest rates and loan fees it charges, and the efficiency and quality of services it provides borrowers. Factors which affect competition include general and local economic conditions, current interest rate levels and volatility in the mortgage markets.

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

Minden Bancorp, Inc.

      Holding Company Acquisitions. The Company is a savings and loan holding company within the meaning of the Home Owners' Loan Act, as amended ("HOLA"), and is registered with the Office of Thrift Supervision. Federal law generally prohibits a savings and loan holding company, without prior Office of Thrift Supervision approval, from acquiring the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares thereof. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the Office of Thrift Supervision.

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

      Holding Company Activities. The Company operates as a unitary savings and loan holding company. Under prior law, a unitary savings and loan holding company was not generally restricted as to the types of business activities in which it may engage, provided it continued to be a qualified thrift lender. See " - Minden Building and Loan Association - Qualified Thrift Lender Test." The Gramm-Leach-Bliley Act of 1999, however, restricts unitary savings and loan holding companies not existing or applied for before May 4, 1999 to activities permissible for financial holding companies under the law or for multiple savings and loan holding companies. The Company does not qualify for the grandfather-clause exemption and is limited to the activities permissible for financial holding companies or multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank

Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation.

      Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions, as described below. The Association must notify the Office of Thrift Supervision 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution. See "- Minden Building and Loan Association - Capital Distributions."

      Restrictions on Transactions With Affiliates. Transactions between a savings institution and its "affiliates" are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act and Office of Thrift Supervision regulations. Affiliates of a savings institution include, among other entities, the savings institution's holding company and companies that are controlled by or under common control with the savings institution.

      In general, the extent to which a savings institution or its subsidiaries may engage in certain "covered transactions" with affiliates is limited to an amount equal to 10% of the institution's capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. In addition, a savings institution and its subsidiaries may engage in covered transactions and certain other transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings institution or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

      In addition, a savings institution may not:

      o make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies;

      o purchase or invest in securities of an affiliate other than shares of a subsidiary;

      o     purchase a low-quality asset from an affiliate; or

      o engage in covered transactions and certain other transactions between a savings institution or its subsidiaries and an affiliate except on terms and conditions that are consistent with safe and sound banking practices.

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

      Waivers of Dividends by Minden Mutual Holding Company. Office of Thrift Supervision regulations require the MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from the Company. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction to the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with Statement of Financial Accounting Standards No. 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under Office of Thrift Supervision capital distribution regulations. The MHC has requested and received the non-objection of the Office of Thrift Supervision to its request to waive receipt of dividends from the Company. The MHC anticipates that it will continue to waive dividends paid by the Company. Under Office of Thrift Supervision regulations, public stockholders would not be diluted because of any dividends waived by the MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event the MHC converts to stock form.

      Federal Securities Laws. The Company's common stock is registered with the SEC under the Securities Act of 1933 (the "Securities Act") and Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). The Company is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Exchange Act. Pursuant to Office of Thrift Supervision regulations and the plan of stock issuance, the Company agreed to maintain such registration for a minimum of three years following the reorganization in July 2002.

      The registration under the Securities Act of the Company's common stock does not cover the resale of such shares. Shares of common stock purchased by persons who are not the Company's affiliates may be sold without registration. Shares purchased by the Company's affiliates will be subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each of the Company's affiliates who complies with the other conditions of Rule 144 would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (a) 1% of the Company's outstanding shares or (b) the average weekly volume of trading in such shares during the preceding four calendar weeks.

Sarbanes-Oxley Act of 2002.

      On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002, which generally establishes a comprehensive framework to modernize and reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors. Certain of the new legislation's more significant reforms are noted below.

      o The new legislation creates a public company accounting oversight board which is empowered to set auditing, quality control and ethics standards, to inspect registered public accounting firms, to conduct investigations and to take disciplinary actions, subject to SEC oversight and review. The new board will be funded by mandatory fees paid by all public companies. The new legislation also improves the Financial Accounting Standards Board, giving it full financial independence from the accounting industry.

      o The new legislation strengthens auditor independence from corporate management by, among other things, limiting the scope of consulting services that auditors can offer their public company audit clients.

      o The new legislation heightens the responsibility of public company directors and senior managers for the quality of the financial reporting and disclosure made by their companies. Among other things, the new legislation provides for a strong public company audit committee that will be directly responsible for the appointment, compensation and oversight of the work of the public company auditors.

      o The new legislation contains a number of provisions to deter wrongdoing. CEOs and CFOs will have to certify that company financial statements fairly present the company's financial condition. If a misleading financial statement later resulted in a restatement, the CEO and CFO must forfeit and return to the company any bonus, stock or stock option compensation received in the twelve months following the misleading financial report. The new legislation also prohibits any company officer or director from attempting to mislead or coerce an auditor. Among other reforms, the new legislation empowers the SEC to bar certain persons from serving as officers or directors of a public company; prohibits insider trades during pension fund "blackout periods;" directs the SEC to adopt rules requiring attorneys to report securities law violations; and requires that civil penalties imposed by the SEC go into a disgorgement fund to benefit harmed investors.

      o The new legislation imposes a range of new corporate disclosure requirements. Among other things, the new legislation requires public companies to report all off-balance-sheet transactions and conflicts, as well as to present any pro forma disclosures in a way that is not misleading and in accordance with requirements to be established by the SEC. The new legislation also accelerated the required reporting of insider transactions, which now generally must be reported by the end of the second business day following a covered transaction; requires that annual reports filed with the SEC include a statement by management asserting that it is responsible for creating and maintaining adequate internal controls and assessing the effectiveness of those controls; and requires companies to disclose whether or not they have adopted an ethics code for senior financial officers, and, if not, why not, and whether the audit committee includes at least one "financial expert," a term which is to be defined by the SEC in accordance with specified requirements. The new legislation also requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.

      o The new legislation contains provisions which generally seek to limit and expose to public view possible conflicts of interest affecting securities analysts.

      o Finally, the new legislation imposes a range of new criminal penalties for fraud and other wrongful acts, as well as extends the period during which certain types of lawsuits can be brought against a company or its insiders.

      The SEC has adopted a number of regulations implementing various of the provisions of the Sarbanes-Oxley Act of 2002.

Minden Building and Loan Association

      General. As part of the reorganization, the Association converted from a Louisiana- chartered mutual building and loan association to a Louisiana-chartered stock building and loan association. The Louisiana Office of Financial Institutions is the Association's chartering authority and the Office of Thrift Supervision is its primary federal regulator. The Louisiana Office of Financial Institutions and the Office of Thrift Supervision have extensive authority over the operations of Louisiana-chartered savings institutions. As part of this authority, Louisiana-chartered savings institutions are required to file periodic reports with the Louisiana Office of Financial Institutions and the Office of Thrift Supervision and are subject to periodic examinations by the Louisiana Office of Financial Institutions, the Office of Thrift Supervision and the Federal Deposit

Insurance Corporation ("FDIC"). The Association also is subject to regulation by the FDIC and to requirements established by the Federal Reserve Board. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision is primarily intended for the protection of depositors and the Savings Association Insurance Fund ("SAIF").

      The Office of Thrift Supervision's enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of Thrift Supervision.

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

      SAIF-insured institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital-"well capitalized," "adequately capitalized," and "undercapitalized." These capital levels are defined in the same manner as under the prompt corrective action system discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. Assessment rates for insured institutions are determined semi-annually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

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

      The FDIC may terminate the deposit insurance of any insured depository institution, including the Association, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Association's deposit insurance.

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

      Current Office of Thrift Supervision capital standards require savings institutions to satisfy three different capital requirements:

      o     "tangible" capital equal to at least 1.5% of adjusted total assets,

      o     "core" capital equal to at least 3.0% of adjusted total assets, and

      o "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets.

      Core capital generally consists of common stockholders' equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. The Association had no intangible assets at December 31, 2003. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect the Association's regulatory capital.

      In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital generally consists of general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets, together with certain other items. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights range from 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government to 100% for loans (other than qualifying residential loans weighted at 80%) and repossessed assets.

      Savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of GAAP capital.

      At December 31, 2003, the Association exceeded all of its regulatory capital requirements, with tangible, core and total risk-based capital ratios of 17.47%, 17.47% and 37.43%, respectively.

      Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the Office of Thrift Supervision or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution's operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The Office of Thrift Supervision's capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

      Prompt Corrective Action. The following table shows the amount of capital associated with the different capital categories set forth in the prompt corrective action regulations.

                                                        Total                    Tier 1                  Tier 1
         Capital Category                        Risk-Based Capital        Risk-Based Capital       Leverage Capital
-------------------------------                  ------------------        ------------------       ----------------
Well capitalized                                     10% or more               6% or more              5% or more

Adequately capitalized                               8% or more                4% or more              4% or more

Undercapitalized                                    Less than 8%              Less than 4%            Less than 4%

Significantly undercapitalized                      Less than 6%              Less than 3%            Less than 3%

      In addition, an institution is "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

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

      At December 31, 2003, the Association was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

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

      Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for Office of Thrift Supervision approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company (as well as certain other institutions) must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

      Community Reinvestment Act and the Fair Lending Laws. Savings institutions have a responsibility under the Community Reinvestment Act of 1977 ("CRA") and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities. Failure to comply with the Fair Lending Laws could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice.

      Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender, or QTL, test to avoid certain restrictions on their operations. A savings institution can comply with the QTL test by either qualifying as a domestic building and loan association as defined in the Internal Revenue Code or meeting the second prong of the QTL test set forth in the HOLA, as described below. A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations:

      o the institution may not engage in any new activity or make any new investment, unless such activity or investment is permissible for a national bank;

      o the branching powers of the institution shall be restricted to those of a national bank;

      o the institution shall not be eligible to obtain any new advances from its FHLB, other than special liquidity advances with the approval of the Office of Thrift Supervision; and

      o payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank.

Upon the expiration of three years from the date the savings institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

      Currently, the prong of the QTL test that is not based on the Internal Revenue Code requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement include:

      o loans made to purchase, refinance, construct, improve or repair domestic residential housing;

      o     home equity loans;

      o     most mortgage-backed securities;

      o     stock issued by one of the 12 Federal Home Loan Banks; and

      o     direct or indirect obligations of the FDIC.

In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans (limited to 10% of total portfolio assets); and stock issued by Freddie Mac or Fannie Mae. Portfolio assets consist of total assets minus the sum of (1) goodwill and other intangible assets, (2) property used by the savings institution to conduct its business, and (3) liquid assets up to 20% of the institution's total assets. At December 31, 2003, the qualified thrift investments of the Association were approximately 77.52% of its portfolio assets.

      Federal Home Loan Bank System. The Association is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At December 31, 2003, the Association had $13.5 million of FHLB advances.

      As a member, the Association is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At December 31, 2003, the Association had $779,000 in FHLB stock, which was in compliance with this requirement.

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

      Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

      Louisiana Regulation. As a Louisiana-chartered building and loan association, the Association also is subject to regulation and supervision by the Louisiana Office of Financial Institutions. The Association is required to file periodic reports with and is subject to periodic examinations at least once every four years by the Louisiana Office of Financial Institutions. In addition, the Association is required by Louisiana law and regulations to comply with certain reserve and capital requirements. At December 31, 2003, the Association was in compliance with all applicable reserve and capital requirements.

      Louisiana law and regulations also restrict the lending and investment authority of Louisiana- chartered savings institutions. Such laws and regulations restrict the amount a Louisiana-chartered building and loan association can lend to any one borrower to an amount which, in the aggregate, does not exceed the lesser of (i) 10% of the association's savings deposits or
(ii) the sum of the
association's paid-in capital, surplus, reserves for losses, and undivided profits. Federal regulations, however, impose more restrictive limitations on loans to one borrower. See "Business - Lending Activities." Notwithstanding the foregoing, Louisiana and federal law permits any such association to lend to any one borrower an aggregate amount of at least $500,000.

      In addition, Louisiana law restricts the ability of Louisiana-chartered building and loan associations to invest in, among other things, (i) commercial real estate loans (including commercial construction real estate loans) up to 40% of total assets; (ii) real estate investments for other than the association's offices up to 10% of total assets; (iii) consumer loans, commercial paper and corporate debt securities up to 30% of total assets; (iv) commercial, corporate, business or agricultural loans up to 10% of total assets;
(v) tangible movable property, or leases thereon, up to 10% of total assets; and
(v) capital stock, obligations and other securities of service organizations up to 10% of total assets. Louisiana law also sets forth maximum loan-to-value ratios with respect to various types of loans. Applicable federal regulations impose more restrictive limitations in certain instances. See "Business - Lending Activities."

      The investment authority of Louisiana-chartered building and loan associations is broader in many respects than that of federally chartered savings associations. However, state-chartered savings associations, such as the Association, are generally prohibited from acquiring or retaining any equity investment, other than certain investments in service corporations, of a type or in an amount that is not permitted for a federally chartered savings association. This prohibition applies to equity investments in real estate, investments in equity securities and any other investment or transaction that is in substance an equity investment, even if the transaction is nominally a loan or other permissible transaction. At December 31, 2003, the Association was in compliance with such provisions.

      Furthermore, state-chartered savings associations may not engage as principal in any activity not permitted for federal associations unless the FDIC has determined that such activity would pose no significant risk to the affected deposit insurance fund and the association is in compliance with the fully phased-in capital standards prescribed under federal regulations. When certain activities are permissible for a federal association, the state association may engage in the activity in a higher amount if the FDIC has not determined that such activity would pose a significant risk of loss to the affected deposit insurance fund and the association meets the fully phased-in capital requirements. This increased investment authority does not apply to investments in nonresidential real estate loans. At December 31, 2003, the Association had no investments which were affected by the foregoing limitations.

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

Minden Mutual Holding Company

      The MHC is a federal mutual holding company within the meaning of Section 10(o) of the HOLA. As such, the MHC is registered with and subject to Office of Thrift Supervision examination and supervision as well as certain reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over the MHC and its non-savings bank subsidiaries, if any. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings bank. The MHC is subject to the same activities limitations to which the Company is subject. See " - Minden Bancorp, Inc."

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

      Bad Debt Reserves. In August 1997, legislation was enacted that repealed the reserve method of accounting (including the percentage of taxable income method) previously used by many savings institutions to calculate their bad debt reserve for federal income tax purposes. Savings institutions with $500 million or less in assets may, however, continue to use the experience method. The Association must recapture that portion of its reserve which exceeds the amount that could have been taken under the experience method for post-1987 tax years. At December 31, 2003, the Association did not have any post-1987 excess reserves. The legislation also requires savings institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. This change in accounting method and recapture of excess bad debt reserves is adequately provided for in the Association's deferred tax liability.

      At December 31, 2003, the federal income tax reserves of the Association included $1.3 million for which no federal income tax has been provided. Because of these federal income tax reserves, the retained earnings of the Association are substantially restricted.

      Distributions. If the Association were to distribute cash or property to its stockholders, and the distribution was treated as being from its accumulated bad debt reserves, the distribution would cause the Association to have additional taxable income. A distribution is from accumulated bad debt reserves if (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution." A distribution with respect to stock is a non-qualified distribution to the extent that, for federal income tax purposes,

      o     it is in redemption of shares,

      o     it is pursuant to a liquidation of the institution, or

      o in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the institution's current and post-1951 accumulated earnings and profits.

The amount of additional taxable income created by a non-qualified distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

      Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and is payable to the extent such AMTI is in excess of an exemption amount. Tax preference items include the following:

      o     depreciation, and

      o     75% of the excess (if any) of

            (1) adjusted current earnings as defined in the Internal Revenue Code, over

            (2) AMTI determined without regard to this preference and prior to reduction by net operating losses.

      Capital Gains and Corporate Dividends-Received Deduction. Corporate net capital gains are taxed at a maximum rate of 35%. Corporations which own 20% or more of the stock of a corporation distributing a dividend may deduct 80% of the dividends received. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of the dividends received. However, a corporation that receives dividends from a member of the same affiliated group of corporations may deduct 100% of the dividends received.

      Other Matters. Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans. Individuals are currently not permitted to deduct interest on consumer loans. Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect the Association.

      The Association's federal income tax returns for the tax years ended 2003, 2002 and 2001 are open under the statute of limitations and are subject to review by the IRS. The Association has not been audited by the Internal Revenue Service during the last five years.

State Taxation

      The Company is subject to the Louisiana Corporation Income Tax based on the Company's Louisiana taxable income. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, "Louisiana taxable income" means net income which is earned by the Company within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction. In addition, the Association is subject to the Louisiana Shares Tax which is imposed on the assessed value of a company's stock. The formula for deriving the assessed value is to calculate 15% of the sum of:

      (a)   20% of the company's capitalized earnings, plus

      (b)   80% of the company's taxable stockholders' equity, minus

      (c)   50% of the company's real and personal property assessment.

Various items may also be subtracted in calculating a company's capitalized earnings. The Company paid $90,000 in Louisiana Shares Tax for the year ended December 31, 2003.

Item 2. Description of Property.

Properties

      At December 31, 2003, the Association conducted its business from its headquarters office located in Minden, Louisiana.

      The following table sets forth certain information relating to the Association's offices at December 31, 2003.

                                              Lease           Net Book Value of
                              Owned or      Expiration            Property at           Deposits at
Location                       Leased          Date           December 31, 2003      December 31, 2003
--------                      --------      ----------        -----------------      -----------------
                                                                           (In Thousands)
415 Main Street                Owned           NA                  $1,867                 $68,320
Minden, Louisiana
Parking Lot                    Owned           NA                  $  240                 $    --

Item 3. Legal Proceedings.

      The Company and the Association are not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business which, in the opinion of management, will not have a material adverse affect on the consolidated financial conditions and results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities.

      The information required herein is incorporated by reference from page 3 of the Company's 2003 Annual Report to Stockholders filed as Exhibit 13 hereto ("2003 Annual Report"). Information with respect to the Company's repurchase of its equity securities is not applicable.

Item 6. Management's Discussion and Analysis or Plan of Operation.

      The information required herein is incorporated by reference from pages 6 to 18 of the 2003 Annual Report.

Item 7. Financial Statements.

      The information required herein is incorporated by reference from pages 19 to 39 of the 2003 Annual Report.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      Not applicable

Item 8 A. Controls and Procedures.

      Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant.

      The information required herein is incorporated by reference to "Election of Directors'," "Executive Officers Who Are Not Directors'" and "Compliance with
Section 16 (a) of the 1934 Act" in the definitive proxy statement of the Company for the Annual Meeting of Stockholders which as of the date hereof is expected to be held on May 13, 2004, which will be filed with the SEC prior to April 29, 2004 ("Proxy Statement").

      The Company is in the process of preparing a Code of Ethics that applies to its principal executive officer and principal financial officer, as well as other officers, employees and directors of the Company and the Association. The Company currently expects to adopt the Code of Ethics in March 2004. A copy of the Code of Ethics, once adopted, will be available on the Company's website at www.mblminden.com.

Item 10. Executive Compensation.

      The information required herein is incorporated by reference to "Management Compensation" in the Proxy Statement. The report of the Audit Committee included in the Proxy Statement should not be deemed filed or incorporated by reference into this filing or any other filing by the Company under the Securities Exchange Act of 1934 or Securities Act of 1933 except to the extent the Company specifically incorporates said report herein or therein by reference thereto.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The information required herein is incorporated by reference to "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management" in the Proxy Statement.

      The following table provides information as of December 31, 2003 with respect to shares of Common Stock that may be issued under the Company's existing equity compensation plans which include the 2003 Stock Option Plan and the 2003 Recognition and Retention Plan and Trust Agreement (collectively, the "Plans"). Each of the Plans has been approved by the Company's stockholders.

                                                                                                 Number of securities
                                    Number of securities to                                     remaining available for
                                    be issued upon exercise          Weighted-average            future issuance under
                                    of outstanding options,         exercise price of          equity compensation plans
                                            warrants               outstanding options,          (excluding securities
                                           and rights              warrants and rights         reflected in column (a))
Plan Category                                 (a)                          (b)                            (c)
---------------------               -----------------------         -----------------          -------------------------
Equity compensation                         68,239(1)                   $15.375(1)                       23,409(1)
plans approved by
security holders

Equity compensation                              0                           NA                               0
plans not approved by                       ------                      -------                          ------
security holders(4)

Total                                       68,239                      $15.375                          23,409
                                            ======                      =======                          ======

----------
(1) Included in such number are 18,354 shares which are subject to restricted stock grants which were not vested as of December 31, 2003. The weighted average exercise price excludes restricted stock grants.

Item 12. Certain Relationships and Related Transactions.

      The information required herein is incorporated by reference to "Management Compensation- Transactions with Certain Related Persons" in the Proxy Statement.

Item 13. Exhibits, List and Reports on Form 8-K.

      (a) The following documents are filed as part of this report and are incorporated herein by reference from the Company's 2003 Annual Report:

            Report of Independent Certified Public Accountants.

            Consolidated Statements of Financial Condition as of December 31, 2003 and 2002.

            Consolidated Statements of Earnings for the Years Ended December 31, 2003 and 2002.

            Consolidated Statements of Shareholders' Equity for the Year Ended December 31, 2003 and 2002.

            Consolidated Statements of Cash Flows for the Year Ended December 31, 2003 and 2002.

            Notes to Consolidated Financial Statements.

      The following exhibits are filed as part of the Form 10-KSB, and this list includes the Exhibit Index:

   No.      Exhibits
--------    --------------------------------------------------------------------

   3.1      Federal Stock Charter of Minden Bancorp, Inc.*

   3.2      Bylaws of Minden Bancorp, Inc.*

   4        Form of Stock Certificate of Minden Bancorp, Inc.*

   10       2003 Stock Option Plan**

   10       2003 Recognition and Retention Plan and Trust Agreement**

   13       Annual Report to Stockholders

   21 List of Subsidiaries (See "Item I. Business - No Subsidiaries" in this Form 10-KSB)

   31.1 Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

      * Incorporated herein by reference from the Company's Registration Statement on Form SB-2 filed with the SEC on March 21, 2002 (Registration No. 333-84706).

      ** Incorporated by reference from the Company's definitive proxy statement filed by the Company with the SEC on April 22, 2003.

      (b)   Reports filed on Form 8-K.

            The following Current Reports on Form 8-K were filed during the quarter ended December 31, 2003.

Date                    Item and Description

October 14, 2003        9- On October 14, 2003, the Company issued a press
                        release announcing the declaration of its third quarterly dividend.

November 3, 2003        12- On November 3, 2003, the Company issued a press
                        release reporting its earnings for the quarter and nine months ended September 30, 2003.

November 17, 2003       9 - On November 17, 2003, the Company issued a press
                        release announcing the appointment of a new director.

Item 14. Principal Accountant Fees and Services

      The information required herein is incorporated by reference to "Ratification of Appointment of Auditors" in the Proxy Statement.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MINDEN BANCORP, INC.


                                       By: /s/ A. David Evans
                                           -------------------------------------
                                           A. David Evans
                                           President and Chief Executive Officer

                                       Date: March 30, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Name                          Title                         Date
           ----                          -----                         ----

/s/ A. David Evans            Director, President and Chief       March 30, 2004
------------------------      Executive Officer
A. David Evans

/s/ Russell A. Adams          Director                            March 30, 2004
------------------------
Russell A. Adams

/s/ John B. Benton, Jr.       Director                            March 30, 2004
------------------------
John B. Benton, Jr.

/s/ John P. Collins           Director                            March 30, 2004
------------------------
John P. Collins

/s/ Michael S. Harper         Director                            March 30, 2004
---------------------
Michael S. Harper

/s/ A. Loye Jones             Director                            March 30, 2004
------------------------
A. Loye Jones

/s/ F. Dare Lott, Jr.         Director                            March 30, 2004
------------------------
F. Dare Lott, Jr.

/s/ Michael W. Wise           Director                            March 30, 2004
------------------------
Michael W. Wise

           Name                          Title                         Date
           ----                          -----                         ----


/s/ R. E. Woodard, III        Director                            March 30, 2004
------------------------
R. E. Woodard, III

/s/ Becky T. Harrell          Chief Financial Officer and         March 30, 2004
------------------------      Chief Accounting Officer
Becky T. Harrell