Form 10QSB
period 2004-03-31
MINDEN BANCORP INC
filed 2004-05-14
CIK 1169352

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ________

                        Commission File Number 000-49882

                              MINDEN BANCORP, INC.
        (Exact name of small business issuer as specified in its charter)

             United States                                13-4203146
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)

                    415 Main Street, Minden, Louisiana 71058
                    (Address of principal executive offices)

            Issuer's telephone number, including area code: (318) 377-0523

            Shares of common stock, par value $.01 per share, outstanding as of April 30, 2004: The registrant had 1,454,411 shares of common stock outstanding, of which 800,112 shares were held by Minden Mutual Holding Company, the registrant's mutual holding company, and 654,299 shares were held by the public and directors, officers and employees of the registrant.

            Transitional Small business Disclosure Format (check one):

            Yes |_| No |X|.

                              Minden Bancorp, Inc.

                                   Form 10-QSB

                          Quarter Ended March 31, 2004

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

                                                                           Page
                                                                           ----
Item 1 - Financial Statements.............................................   3

Item 2 - Management's Discussion and Analysis or Plan of Operation........  14

Item 3 - Controls and Procedures..........................................  16

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings................................................  18

Item 2 - Changes in Securities and Use of Proceeds........................  18

Item 3 - Defaults Upon Senior Securities..................................  18

Item 4 - Submission of Matters to a Vote of Security Holders..............  18

Item 5 - Other Information................................................  19

Item 6 - Exhibits and Reports on Form 8-K.................................  19

Signatures................................................................  20

Certifications............................................................  21

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                       MINDEN BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003

                                                                         March         December
          A S S E T S                                                   31, 2004       31, 2003
                                                                       ---------       --------
                                                                   (in thousands except share data)
Cash and noninterest-bearing deposits                                  $   1,355       $   1,475
Interest-bearing demand deposits                                             626             657
Federal funds sold                                                           600             200
                                                                       ---------       ---------
            Total cash and cash equivalents                                2,581           2,332

Investment securities:
   Securities held-to-maturity (estimated market value of $1,376-
      2003 and $2,297-2004)                                                2,232           1,328
   Securities available-for-sale, at estimated market value               37,879          34,791

First National Bankers Bank stock, at cost                                   210             210
Federal Home Loan Bank stock, at cost                                        863             779
Loans, net of allowance for loan losses                                   57,545          58,097
Accrued interest receivable                                                  368             338
Premises and equipment, net                                                2,312           2,313
Real estate owned                                                             35              --
Other assets                                                                 471             556
                                                                       ---------       ---------

Total assets                                                           $ 104,496       $ 100,744
                                                                       =========       =========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
      Noninterest-bearing                                              $ 3,898 $           4,149
      Interest-bearing                                                    64,498          63,972
                                                                       ---------       ---------
          Total deposits                                                  68,396          68,121
   Accrued dividends on savings                                              269             206
   Deferred federal income taxes                                             583             514
   Federal Home Loan Bank advances                                        16,500          13,500
   Other liabilities                                                         174             232
                                                                       ---------       ---------
          Total liabilities                                               85,922          82,573

Commitments and contingencies                                                 --              --

Stockholders' equity:
   Preferred stock-1,000,000 shares authorized-none issued                    --              --
   Common stock, par value $.01; 4,000,000 shares issued;
      1,454,750 shares issued and outstanding                                 15              15
   Additional paid-in capital                                             16,650          16,637
   Retained earnings                                                       2,180          1, 900
   Treasury stock (339 shares)                                                (7)             --
   Accumulated other comprehensive income                                    648             514
                                                                       ---------       ---------
                                                                          19,486          19,066
                                                                       ---------       ---------
Unearned common stock held by management recognition
          and retention plan (26,186-2004, 24,950-2003, shares)             (463)           (435)
   Unallocated common stock held by ESOP (44,894-2004,
          45,999-2003, shares unreleased)                                   (449)           (460)
                                                                       ---------       ---------
                Total stockholders' equity                                18,574          18,171
                                                                       ---------       ---------

Total liabilities and stockholders' equity                             $ 104,496       $ 100,744
                                                                       =========       =========

     See accompanying notes to unaudited consolidated financial statements.

                       MINDEN BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                   (UNAUDITED)

                                              Three Months Ended
                                              ------------------
                                             March 31,   March 31,
                                               2004        2003
                                               ----        ----
                                      (in thousands except share data)

Interest and dividend income:
   Loans, including fees                      $1,054      $1,006
   Investments-taxable:
      Securities                                  46          40
      Mortgage-backed securities                 234         123
   Dividends-FHLMC/FHLB                            8           7
   Other (federal funds/interest-
      bearing demand)                              9           9
                                              ------      ------
          Total interest and dividend
            income                             1,351       1,185

Interest expense:
   Interest-bearing deposits                     332         376
   Interest on borrowed funds                     43          23
                                              ------      ------
          Total interest expense                 375         399
                                              ------      ------

          Net interest income                    976         786
   Provision for loan losses                      --          --
                                              ------      ------

          Net interest income after
            provision for loan losses            976         786

Other operating income:
   Customer service fees                          72          52
    Gain on sale of REO                           --           9
                                              ------      ------
          Total other operating income            72          61

Other operating expenses:
   Salaries and benefits                         313         266
   Office occupancy expense                       92          53
   Professional fees and supervisory
      examinations                                35          25
   SAIF insurance premium                          3           2
   Other general and administrative
      expenses                                   129         119
                                              ------      ------
          Total other operating expenses         572         465
                                              ------      ------

Income before income taxes                       476         382

Income tax expense                               163         136
                                              ------      ------

Net income                                    $  313      $  246
                                              ======      ======

Earnings per share                            $  .23      $  .17
Earning per fully-diluted share               $  .21      $  .17

     See accompanying notes to unaudited consolidated financial statements.

                       MINDEN BANCORP, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                   (UNAUDITED)

                                                   Additional                       Other
                                       Common        Paid-In       Retained         Comp.         Treasury
                                        Stock        Capital       Earnings         Income          Stock           Total
                                        -----        -------       --------         ------          -----           -----
                                                           (in thousands except share data)
Balance January 1, 2004               $    15      $   16,637      $    1,900      $     514                      $  19,066

Net Income                                                                313                                           313

   Dividends                                                              (33)                                          (33)

   Treasury Stock                                                                                      (7)               (7)
Amortization of awards
under management
recognition and retention                                  13                                                            13
plan

Change in net unrealized
gain (loss) on securities
available for sale, net of
tax effect of $38                                                         134            134                            134

Total comprehensive
income                                                                    447
                                                                          ===

Balance March 31, 2004               $     15      $   16,650      $    2,180      $     648    $      (7)        $  19,486
                                     ========      ==========      ==========      =========    =========         =========

     See accompanying notes to unaudited consolidated financial statements.

                       MINDEN BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                   (UNAUDITED)

                                                                         2004          2003
                                                                         ----          ----
                                                                           (in thousands)
Cash flows from operating activities:
   Net income                                                          $   313       $   246
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                         35            24
       Deferred income taxes                                                --           (42)
       Stock dividends                                                     (39)          (69)
       Stock awards - MRRP                                                  13            --
       (Gain) on sale of assets                                             --            (9)
       Decrease (Increase) in prepaid expenses and accrued income           55           (26)
       Increase in dividends payable and other liabilities                   5            46
                                                                       -------       -------
         Net cash provided by operating activities                         382           170

Cash flows from investing activities:
   Activity in available for sale securities:
     Maturities, prepayments and calls                                   1,772         1,922
     Purchases                                                          (4,610)       (2,807)
   Activity in held to maturity securities:
     Maturities, prepayments and calls                                      96           278
     Purchases                                                          (1,000)           --
   Net decrease (increase) in loans                                        552        (2,675)
   Net (increase) in real estate owned                                     (35)         (143)
   Purchases of premises and equipment                                     (33)          (66)
   (Increase) FHLB Stock                                                   (82)           --
                                                                       -------       -------
         Net cash (used) by investing activities                        (3,340)       (3,491)

Cash flows from financing activities:
   Net increase in deposits                                                275         2,273
   Net increase in advances from FHLB                                    3,000            --
   Purchase treasury stock and MRRP shares                                 (35)           --
   Dividends paid                                                          (33)           --
                                                                       -------       -------
     Net cash provided by financing activities                           3,207         2,273
                                                                       -------       -------

Net increase (decrease) in cash and cash equivalents                       249        (1,048)

Cash and cash equivalents at January 1                                   2,332         3,244
                                                                       -------       -------

Cash and cash equivalents at March 31                                  $ 2,581       $ 2,196
                                                                       =======       =======

     See accompanying notes to unaudited consolidated financial statements.

                       MINDEN BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                   (UNAUDITED)

                                                                2004       2003
                                                                ----      -----
                                                                 (in thousands)

Supplemental disclosures:
   Interest paid on deposits and borrowed funds                 $313      $ 388
   Income taxes paid                                              -0-       206
                                                                ====      =====
     Noncash investing and financing activities:
       Increase (decrease) in unrealized gain on securities
          available for sale                                    $202      $(112)

See accompanying notes to unaudited consolidated financial statements.

                       MINDEN BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 MARCH 31, 2004

1.    Presentation of Interim Information

      On December 11, 2001, the Board of Directors of Minden Building and Loan Association, a Louisiana-chartered building and loan association (the "Association"), adopted a plan of reorganization pursuant to which the Association would convert to stock form and became a wholly owned subsidiary of Minden Bancorp, Inc. (the "Company"). In connection with the reorganization, the Company became a majority owned (55%) subsidiary of Minden Mutual Holding Company. The reorganization was consummated on July 2, 2002. The unaudited consolidated financial statements include the Company and its wholly owned subsidiary, the Association. The financial information at December 31, 2003 was obtained from the Company's consolidated audited financial statements. All intercompany transactions have been eliminated in consolidation. The Company's only significant assets are its investment in the Association, and its loan to the Company's employee stock ownership plan (ESOP) and the remainder of the net offering proceeds retained by the Company.

      In the opinion of the management of the Company and the Association, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the consolidated financial position as of March 31, 2004 and 2003, and the consolidated results of operations and cash flows for the three months ended March 31, 2004 and 2003, and the consolidated statement of stockholders' equity for the three months ended March 31, 2004. Interim results are not necessarily indicative of results for a full year.

      The unaudited financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the year ended December 31, 2003.

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

      Earnings per share (EPS). EPS is calculated based upon 1,383,331 shares (outstanding stock less ESOP shares not released and MRP shares).

3.    Loans and Allowance for Loan Losses

      The loan portfolio at March 31, 2004, is as follows (in thousands):

         First and second mortgage conventional loans:
           Secured by one-to-four-family residences                            $ 35,705
         Commercial real estate                                                   8,271
         Commercial, other than real estate                                       9,451
         Consumer loans (including overdrafts of $39)                             3,000
         Consumer loans secured by deposits                                       1,105
         Construction loans                                                       1,762
                                                                               --------
               Total                                                             59,294
         Less: Allowance for loan losses                                           (894)
               Unfunded construction loan commitments                              (855)
                                                                               --------
               Loans, net                                                      $ 57,545
                                                                               ========

      Changes in the allowance for loan losses are summarized as follows:

         Balance, January 1                                                    $    893
         Provision for loan losses                                                   --
         Loans charged off-net of recoveries                                          1
                                                                               --------
         Balance, March 31                                                     $    894
                                                                               ========

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

4.    Accrued Interest Receivable

      Accrued interest receivable at March 31, 2004 consists of the following (in thousands):

         Loans                                                                 $    245
         Mortgage-backed securities                                                 114
         Investment securities and other                                              9
                                                                               --------
                Total accrued interest receivable                              $    368
                                                                               ========

5.    Premises and Equipment

      Premises and equipment are summarized as follows (in thousands):

           Land and buildings                                                      $ 2,334
           Furniture, fixtures and equipment                                           515
                                                                                   -------
                  Total                                                              2,849
           Less-accumulated depreciation                                               537
                                                                                   -------
                  Net premises and equipment                                       $ 2,312
                                                                                   =======

6.    Deposits

      Deposits as of March 31, 2004 are summarized as follows (in thousands):

         Demand deposit accounts (including official
           checks of $374 in 2004)                                                 $ 8,053
         Passbook savings                                                           12,874
         Certificates of deposit:
           1.00% - 1.99%                                                             9,351
           2.00% - 2.99%                                                            34,167
           3.00% - 3.99%                                                             3,949
           4.00% - 4.99%                                                                 2
                                                                                   -------
           Total certificates of deposit                                            47,469
                                                                                   -------
                  Total deposits                                                   $68,396
                                                                                   =======

7.    Pension Plan

      The Association has adopted a 401(k) retirement plan, covering all full time employees based upon a year of service. The plan provides for a 2% employer contribution (based upon compensation) with a match of the employees contribution up to 6% based upon Board approval. Plan contributions (in thousands) for 2004 were $11.

8.    Commitments and Contingencies

      In the ordinary course of business, the Association has outstanding commitments on which management does not anticipate losses. They include, among other things, commitments to extend credit and letters of credit undertaken in the normal course of business. As of March 31, 2004 (in thousands), the Association had $8.6 million of loan commitments and lines of credit outstanding, including loans in process.

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

9.    Employee Stock Ownership Plan

      The Company established an employee stock ownership plan (the "ESOP") in connection with the conversion and loaned (in thousands) the ESOP $524 to purchase 52,371 shares of common stock (3.8% of the outstanding shares of the Company as of March 31, 2004). The loan is payable over ten years at (in thousands) $66 per year ($6.5 per quarter) including interest. At March 31, 2004, (in thousands) $449 remained contractually due on the loan. As required by accounting standards, the unreleased shares are not included in the calculation of EPS and the loan receivable is shown as a reduction in stockholders' equity. The Association made a contribution (in thousands) of $16.5 for the quarter ending March 31, 2004. As the note is paid, the shares are released and allocated to the participants in the ESOP. As of March 31, 2004, 7,477 of those shares have been released. It is anticipated that the Association will make contributions to the ESOP in amounts sufficient for the ESOP to make the required note payments to the Company.

10.   Stock Based Benefit Plans

      The Company established the 2003 Recognition and Retention Plan and Trust Agreement ("RRP"), which is a stock-based incentive plan. The RRP was approved by the shareholders at the Company's annual meeting held May 15, 2003.

      The Company authorized 26, 186 shares of the Company's common stock to be awarded under the RRP. The Company had purchased 26,186 shares in open market transactions to fund the RRP as of March 31, 2004. Shares subject to awards under the RRP shares vest at 20% per year under the plan. As of March 31, 2004, awards covering 18,354 shares had been made. As a result, expense for this plan is being amortized over a 60-month period and is based upon the market value of the Company's stock as of the date of the awards which was $15.375 with respect to all the currently outstanding awards. Compensation (in thousands) under the RRP for the year ended March 31, 2004 was $13 and was included in salaries and benefits.

      The Company established the 2003 Stock Option Plan (the "Option Plan") under which 65,464 shares of Company stock are reserved for the grant of stock options to directors, officers and employees. The Option Plan provides for vesting to participants at 20% per year. The options expire in ten years. The exercise price of the options is equal to the fair market value of the common stock on the grant date which was $15.375 with respect to all the currently outstanding options. Options covering 49,885 shares were outstanding as of March 31, 2004. No options were exercisable as of March 31, 2004.

      The Company's Compensation Committee of the Board of Directors oversees the RRP and the Option Plan.

      The Company accounts for its stock options in accordance with Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under APB 25, since the exercise price of the Company's employees' stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized

      Financial Account Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation (FAS No. 123) requires pro forma net income and earnings per share based upon the fair value method of accounting for stock-based compensation plans. If the Company had elected to recognize compensation based upon the fair value method prescribed by Statement No. 123, the Company's net income and per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                Year Ended
                                                              March 31, 2004
                                                              --------------

              Net Income, as reported                            $    313
              Pro forma net income                                    309
              Diluted income per share, as reported              $    .21
              Pro forma diluted income per share                 $    .21

      The pro forma adjustments shown above are not indicative of future period pro forma adjustments when the calculation will reflect all applicable stock options. The fair value of Company options at the date of grant was estimated using the Black-Scholes option-pricing model with assumptions as follows: volatility, 30.07%, risk free interest rate, 3.53%, dividend yield, 1.0% and weighted-average expected life of the options, 10 years.

Item 2 - Management's Discussion and Analysis or Plan of Operation.

General

      The following discussion compares the consolidated financial condition of the Company and its wholly owned subsidiary, the Association, at March 31, 2004 and December 31, 2003, and the results of operations for the three months ended March 31, 2004 with the same period in 2003. Currently the business and management of the Company is primarily the business and management of the Association. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

Changes in Financial Condition

      Total assets increased by $3.75 million, or 3.72%, from December 31, 2003 to March 31, 2004. The increase was primarily due to a $4.0 million, or 11.05%, increase in investment securities. Cash and cash equivalents increased by $249,000, or 10.68%, from December 31, 2003 to March 31, 2004. Loans decreased by $552,000, or 0.95%, from December 31, 2003 to March 31, 2004.

      The $552,000 decrease in the Company's net loan portfolio from December 31, 2003 was primarily due to a $695,000, or 7.75%, decrease in commercial real estate loans, a $533,000, or 1.47%, decrease in one-to-four family residential loans, and a $428,000, or 19.53%, decrease in construction loans, which were offset slightly by a $922,000, or 10.82%, increase in commercial loans, other than real estate, and a $216,000, or 7.76%, increase in consumer loans (not including those secured by deposits). The Company has increased its emphasis on the origination of higher yielding commercial and consumer loans. Deposits increased by $275,000, or 0.40%, at March 31, 2004 compared to the year ended December 31, 2003.

      The Company's total classified assets for regulatory purposes at March 31, 2004 amounted to $603,000 all of which were classified as substandard. The classified assets at March 31, 2004 consisted of seven mortgage loans, one residential property of real estate owned, and one automobile.

      Total stockholders' equity increased by $403,000, or 2.22%, in the first three months of 2004.

Net income of $313,000 increased equity during the period which was partially offset by a dividend payment of $33,000 unrealized gain on investment securities increased by $134,000. Stockholders' equity at March 31, 2004 totaled $18.6 million compared to equity of $18.2 million at December 31, 2003.

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

      Net income increased by $67,000, or 27.24%, in the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. The increase in the March 31, 2004 quarter was due primarily to an increase of $190,000 in net interest income which was partially offset by an increase in other operating expenses of $107,000 and an increase in income tax expense of $27,000.

      Net interest income increased by $190,000, or 24.17%, in the quarter ended March 31, 2004 and over the quarter ended March 31, 2003. This was due to an increase in net loans and investments of $21.7 million and a decrease in the net interest rate spread of .41%. Net interest income (interest income less interest expense) was 1.05% for the three months ended March 31, 2004, compared to 1.46% as of the three months ended March 31, 2003. Interest expense on interest bearing liabilities for the three months ended March 31, 2004 was .46% compared to .50% for the period ended March 31, 2003.

      Total interest and dividend income increased by $166,000, or 14.0%, for the quarter over the comparable quarter of 2003. This was primarily due to an increase in income from loans receivable and fees of $48,000, or 4.47%, and a $111,000, or 90.2% increase in income from mortgage-backed securities in the quarter ending March 31, 2004 compared to the quarter ending March 31, 2003.

      Total interest expense decreased by $24,000, or 6.0%, for the quarter over the comparable quarter of 2003. The decrease in the quarter was primarily due to a decrease in total interest paid on deposits of $44,000 and was partially offset by an increase in interest paid on Federal Home Loan Bank advances of $20,000. The decrease in interest paid on deposits was a result of lower average interest rates paid which was partially offset by an increase in average balances. The increase in interest paid on Federal Home Loan Bank advances was caused by an increase in average balances which was partially offset by a decrease in average rates paid.

      No provision for losses on loans was made for the quarters ended March 31, 2004 or 2003. At March 31, 2004, the Company's non-accruing loans amounted to $50,000. The allowance for loan losses amounted to $894,000 at March 31, 2004, representing 1.53% of the total loans held in portfolio and 1,788.0% of the total non-accruing loans at such date.

      Other operating income increased in the quarter ended March 31, 2004 by $11,000, or 18.0%, over the quarter ended March 31, 2003. The increase for the period is attributable to increased transaction service charges.

      Other operating expenses increased in the quarter ended March 31, 2004 by $107,000, or 23.0%, over the quarter ended March 31, 2003. The increase in the quarter was due to a $47,000 increase in employee compensation and benefits, a $39,000 increase in office occupancy expense, a $10,000 increase in professional fees and supervisory examinations and a $10,000 increase in other general and administrative expenses. Compensation expenses increased in the period due to an increase in the number of staff and, to a lesser extent, through increased compensation to current employees. The increase in professional fees reflect the cost associated with being a public company following the Association's reorganization into the mutual holding company form of organization. Other general and administrative expenses increased primarily due to advertising, training and seminars, and miscellaneous expenses.

      Income tax expense increased in the quarter ended March 31, 2004 by $27,000 over the comparable 2003 period due primarily to increased income before taxes.

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

      The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively. At March 31, 2003, the Association exceeded each of its capital requirements with ratios of 17.12%, 17.12% and 37.41%, respectively.

Item 3. Controls and Procedures

      Under the supervision and with the participation of the Company's management, including its chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report, and based on such evaluation, the Company's chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

      The Company's controls and other procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

                              Minden Bancorp, Inc.
                                   Form 10-QSB
                          Quarter Ended March 31, 2003

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

      There are no matters required to be reported under this item.

Item 2 - Changes in Securities and Use of Proceeds:

      (a)-(d) Not applicable.

      (e) The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

                                                                     Total Number of
                                                                          Shares
                                                                       Purchased as              Maximum Number
                                 Total                               Part of Publicly          of Shares that May
                               Number of           Average              Announced               Yet Be Purchased
                                 Shares          Price Paid              Plans or              Under the Plans or
          Period               Purchased          per Share              Programs                   Programs
-------------------------      ---------         ----------          ----------------          ------------------
March 1-31, 2004                  339              $22.00                   339                      38,939 (1)
                                  ---              ======                   ---                      ------

     Total                        339              $22.00                   339                      38,939
                                  ===              ======                   ===                      ======

----------
(1) The Company instituted a repurchase program for 39,278 shares in September, 2003 which was publicly announced on September 23, 2003. The repurchase program was approved together with the authorization to purchase up to 26,186 to fund the Company's 2003 Recognition and Retention Plan and Trust Agreement (the "Recognition Plan"). Prior to the repurchases noted in the above table, a total of 26,186 shares had been purchased for the Recognition Plan. Following the completion of those purchases, the Company began the repurchase of shares under the repurchase program. The repurchase program will continue until September 22, 2004.

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

Item 6 - Exhibits and Reports on Form 8-K:

      (a)   The following exhibits are filed herewith:

      EXHIBIT NO.                DESCRIPTION

         31.1 Certification of the Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of the Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1        Certification of Chief Executive Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.
                     (U.S.C. 1350)

         32.2        Certification of Chief Financial Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.
                     (U.S.C. 1350)

      (b)   Reports on Form 8-K:

      DATE                  ITEM AND DESCRIPTION

         1/14/04 Item 9 - On January 14, 2004, the Company issued a press release reporting a quarterly cash dividend.

         1/30/04 Item 9 - On January 30, 2004, the Company issued a press release reporting its earnings for the year ended December 31, 2003.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MINDEN BANCORP, INC.


Date: May 14, 2004                         /s/ A. David Evans
                                           A. David Evans
                                           President and Chief Executive Officer


Date: May 14, 2004                         /s/ Becky T. Harrell
                                           Becky T. Harrell
                                           Chief Financial Officer and Treasurer