Form 10QSB
period 2004-06-30
MINDEN BANCORP INC
filed 2004-08-16
CIK 1169352

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to _________

                        Commission File Number 000-49882

                              MINDEN BANCORP, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 United States                               13-4203146
         ------------------------------                    ---------------
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

          Check whether the issuer (1) filed all reports required to be filed by
          Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

          Shares of common stock, par value $.01 per share, outstanding as of July 31, 2004: The registrant had 1,420,411 shares of common stock issued and outstanding, of which 800,112 shares were held by Minden Mutual Holding Company, the registrant's mutual holding company, and 620,299 shares were held by the public and directors, officers and employees of the registrant.

          Transitional Small business  Disclosure Format (check one):
          Yes |_| No |X|.

                              Minden Bancorp, Inc.

                                   Form 10-QSB

                           Quarter Ended June 30, 2004

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

                                                                            Page
                                                                            ----

Item 1 -     Financial Statements..........................................   1

Item 2 -     Management's Discussion and Analysis or Plan of Operation.....  13

Item 3 -     Controls and Procedures.......................................  16

                           PART II - OTHER INFORMATION

Item 1 -     Legal Proceedings.............................................  17

Item 2 -     Changes in Securities and Small Business Issuer
             Purchases of Equity Securities................................  17

Item 3 -     Defaults Upon Senior Securities...............................  18

Item 4 -     Submission of Matters to a Vote of Security Holders...........  18

Item 5 -     Other Information.............................................  18

Item 6 -     Exhibits and Reports on Form 8-K..............................  18

Signatures.................................................................  20

Exhibits...................................................................  21

                       MINDEN BANCORP, INC. AND SUBSIDIARY
                       -----------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                 JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003
                 -----------------------------------------------

                                                                        June          December
          ASSETS                                                      30, 2004        31, 2003
          ------                                                     ---------       ---------
                                                                  (in thousands except share data)
Cash and noninterest-bearing deposits                                $   1,069       $   1,475
Interest-bearing demand deposits                                           572             657
Federal funds sold                                                          --             200
                                                                     ---------       ---------
          Total cash and cash equivalents                                1,641           2,332

Investment securities:
   Securities held-to-maturity (estimated market value of
      $1,718 at December 31, 2003 and $2,221at June 30, 2004)            2,184           1,328
   Securities available-for-sale, at estimated market value             39,732          34,791

First National Bankers Bank stock, at cost                                 210             210
Federal Home Loan Bank stock, at cost                                      877             779
Loans, net of allowance for loan losses                                 60,494          58,097
Accrued interest receivable                                                428             338
Premises and equipment, net                                              2,320           2,313
Other assets                                                               479             556
                                                                     ---------       ---------

Total assets                                                         $ 108,365       $ 100,744
                                                                     =========       =========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------

Liabilities:
------------
   Deposits:
      Noninterest-bearing                                            $   5,847       $   4,149
      Interest-bearing                                                  66,251          63,972
                                                                     ---------       ---------
          Total deposits                                                72,098          68,121
   Accrued dividends on savings                                            293             206
   Deferred federal income taxes                                           475             514
   Federal Home Loan Bank advances                                      17,000          13,500
   Other liabilities                                                       361             232
                                                                     ---------       ---------
          Total liabilities                                             90,227          82,573

Stockholders' equity:
---------------------
   Preferred stock-1,000,000 shares authorized-none issued                  --              --
   Common stock, par value $.01; 4,000,000 shares authorized;
      1,454,750 shares issued and 1,454,750 outstanding at
      December 31, 2003 and 1,429,411 shares outstanding at
       June 30, 2004                                                        15              15
   Additional paid-in capital                                           16,663          16,637
   Retained earnings                                                     2,426           1,900
   Treasury stock, at cost (25,339 shares at June 30, 2004)               (504)             --
   Accumulated other comprehensive income                                  438             514
                                                                     ---------       ---------
                                                                        19,038          19,066
                                                                     ---------       ---------

     See accompanying notes to unaudited consolidated financial statements.



Unearned common stock held by management recognition
          and retention plan (26,186 at June 30, 2004,
          24,950 at December 31, 2003)                                    (462)           (435)
Unallocated common stock held by ESOP (43,775 at June 30, 2004,
          45,999 at December 31, 2003)                                    (438)           (460)
                                                                     ---------       ---------
             Total stockholders' equity                                 18,138          18,171
                                                                     ---------       ---------

Total liabilities and stockholders' equity                           $ 108,365       $ 100,744
                                                                     =========       =========

     See accompanying notes to unaudited consolidated financial statements.

                       MINDEN BANCORP, INC. AND SUBSIDIARY
                       -----------------------------------

                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
            ---------------------------------------------------------

                                    UNAUDITED

                                                  Three Months Ended       Six Months Ended
                                                  ------------------       ----------------
                                                 June 30,    June 30,    June 30,    June 30,
                                                   2004        2003        2004        2003
                                                   ----        ----        ----        ----
                                                       (in thousands except share data)
Interest and dividend income:
-----------------------------
   Loans, including fees                          $1,050      $1,069      $2,109      $2,075
   Investments-taxable:
      Securities                                      54          36          98          76
      Mortgage-backed securities                     227         134         461         257
   Dividends-FHLMC/FHLB                               14          10          26          17
   Other                                               3           4           5          13
                                                  ------      ------      ------      ------
          Total interest and dividend income       1,348       1,253       2,699       2,438

Interest expense:
-----------------
   Interest-bearing deposits                         333         365         665         741
   Interest on borrowed funds                         47          27          90          50
                                                  ------      ------      ------      ------
          Total interest expense                     380         392         755         791
                                                  ------      ------      ------      ------

          Net interest income                        968         861       1,944       1,647
   Provision for loan losses                          --          --          --          --
                                                  ------      ------      ------      ------
          Net interest income after
            provision for loan losses                968         861       1,944       1,647

Other operating income:
-----------------------
   Customer service fees                              70          52         142         104
   Gain on sale of REO Assets                          3         145           3         154
                                                  ------      ------      ------      ------
          Total other operating income                73         197         145         258

Other operating expenses:
-------------------------
   Salaries and benefits                             321         280         634         546
   Office occupancy expense                           84          49         176         102
   Professional fees and supervisory
      examinations                                    34          33          69          58
   SAIF insurance premium                              2           2           5           4
   Other general and administrative
      expenses                                       158         152         287         271
                                                  ------      ------      ------      ------
      Total other operating expenses                 599         516       1,171         981
                                                  ------      ------      ------      ------
Income before income taxes                           442         542         918         924
--------------------------
Income tax expense                                   150         200         313         336
------------------                                ------      ------      ------      ------

Net income                                        $  292      $  342      $  605      $  588
----------                                        ======      ======      ======      ======

Earnings per share                                $  .21      $  .24      $  .44      $  .42
Earnings per share fully diluted                  $  .20      $   24      $  .42      $  .42

     See accompanying notes to unaudited consolidated financial statements.

                       MINDEN BANCORP, INC. AND SUBSIDIARY
                       -----------------------------------

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------

                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                     --------------------------------------

                                    UNAUDITED
                                    ---------

                                                 Additional                        Other
                                      Common       Paid-In         Retained        Comp.        Treasury
                                      Stock        Capital         Earnings       Income         Stock        Total
                                      -----        -------         --------       ------         -----        -----
                                                        (in thousands)
Balance January 1, 2004               $  15        $ 16,637        $ 1,900        $  514                    $ 19,066

Net Income                                                             605                                       605

   Dividends                                                           (79)                                      (79)

   Treasury Stock                                                                                 (504)         (504)
Amortization of awards under
management recognition and
retention plan (RRP)                                     26                                                       26

Change in net unrealized gain
(loss) on securities available for
sale, net of tax effect of $39                                         (76)          (76)                        (76)
                                                                   -------        ------                    --------

   Total comprehensive income                                          529
                                      -----        --------        =======        ------         -----      --------
Balance June 30, 2004                 $  15        $ 16,663        $ 2,426        $  438         $(504)     $ 19,038
---------------------                 =====        ========        =======        ======         =====      ========

     See accompanying notes to unaudited consolidated financial statements.

                       MINDEN BANCORP, INC. AND SUBSIDIARY
                       -----------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                 -----------------------------------------------

                                    UNAUDITED

                                                                           June 30,      June 30,
                                                                             2004          2003
                                                                             ----          ----
                                                                                (in thousands)
Cash flows from operating activities:
-------------------------------------
   Net income                                                              $   605       $    588
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                             71             47
       Deferred income taxes                                                    --            (72)
       Stock Incentive Compensation                                             26             10
       Stock dividends                                                          (6)            (6)
       Gain on sale of assets                                                   (4)          (154)
       Decrease (Increase) in prepaid expenses and accrued income               13            (34)
       Increase (decrease) in dividends payable and other liabilities          216           (167)
                                                                           -------       --------
         Net cash provided by operating activities                             921            212

Cash flows from investing activities:
-------------------------------------
   Activity in available for sale securities:
     Maturities, prepayments and calls                                       4,253          2,992
     Purchases                                                              (9,309)        (7,717)
   Activity in held to maturity securities:
     Maturities, prepayments and calls                                         154            588
     Purchases                                                              (1,010)            --
   Net increase in loans                                                    (2,397)        (6,548)
   Net increase in real estate owned                                            --           (200)
   Net increase in premises and equipment                                      (78)          (243)
   Proceeds from sale of assets                                                 --            170
   Purchase FHLB Stock                                                         (92)           (34)
                                                                           -------       --------
         Net cash used by investing activities                              (8,479)       (10,992)

Cash flows from financing activities:
-------------------------------------
   Net increase in deposits                                                  3,977          6,501
   Net increase in advances from FHLB                                        3,500          4,000
   Purchase of Treasury Stock and RRP shares                                  (531)            --


     See accompanying notes to unaudited consolidated financial statements.



   Dividends Paid                                                              (79)           (33)
                                                                           -------       --------
         Net cash provided by financing activities                           6,867         10,468
                                                                           -------       --------

Net decrease in cash and cash equivalents                                     (691)          (312)

Cash and cash equivalents at January 1                                       2,332          3,244
                                                                           -------       --------

Cash and cash equivalents at June 30                                       $ 1,641       $  2,932
                                                                           =======       ========

     See accompanying notes to unaudited consolidated financial statements.

                       MINDEN BANCORP, INC. AND SUBSIDIARY
                       -----------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

            FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003
            --------------------------------------------------------

                                    UNAUDITED

                                                    June 30,      June 30,
                                                      2004          2003
                                                    --------      --------
                                                        (in thousands)

Supplemental disclosures:
   Interest paid on deposits and borrowed funds       $660          $780
   Income taxes paid                                   181           479

     Noncash investing and financing activities:
       Decrease in unrealized gain on securities
         available for sale                           $115          $211
                                                      ====          ====

     See accompanying notes to unaudited consolidated financial statements.

                       MINDEN BANCORP, INC. AND SUBSIDIARY
                       -----------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                  JUNE 30, 2004
                                  -------------

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

     In the opinion of the management of the Company and the Association, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the consolidated financial position as of June 30, 2004 and December 31, 2003, and the consolidated results of operations and cash flows for the three and six months ended June 30, 2004 and 2003, and the consolidated statement of stockholders' equity for the six months ended June 30, 2004. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the year ended December 31, 2003 set forth in the Company Annual Report to stockholders for such year ("Annual Report").

2.   Summary of Significant Accounting Policies
     ------------------------------------------
     Minden Building and Loan Association is a stock building and loan association. The Association accepts customer demand, savings, and time deposits and provides residential fixed-rate mortgages, consumer and business loans to consumers. The Association is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. The Company's only significant asset and business activity is its investment in the Association, loan to the ESOP and remainder of the net offering proceeds.

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

     Significant Group Concentrations of Credit Risk. Most of the Association's activities are with customers located within Webster Parish, Louisiana.
     Note 2 to the audited financial statements in the Annual Report summarizes the types of investment securities in which the Association makes investments, and Note 3 summarizes the types of loans included in the Association's loan portfolio. The Association does not have any significant concentrations to any one industry or customer.

     Earnings per share (EPS). EPS is calculated based upon 1,359,450 shares (outstanding stock less ESOP shares not released and RRP shares not earned). Fully diluted EPS is based upon the treasury stock method for the stock options.

3.   Loans and Allowance for Loan Losses
     -----------------------------------
     The loan portfolio at June 30, 2004, is as follows (in thousands):

      First mortgage conventional loans:
        Secured by one-to-four-family residences                 $ 36,305
      Commercial real estate                                        8,618
      Commercial, other than real estate                           10,866
      Consumer loans (including overdrafts of $22)                  3,374
      Consumer loans secured by deposits                            1,135
      Construction loans                                            2,262
                                                                 --------
            Total                                                  62,560
      Less: Allowance for loan losses                                 892
      ----
            Unfunded construction loan commitments                  1,174
                                                                 --------
            Loans, net                                           $ 60,494
                                                                 ========

     Changes in the allowance for loan losses are summarized as follows:

      Balance, January 1                                         $    893
      Provision for loan losses                                        --
      Loans charged off-net of recoveries                              (1)
                                                                 --------
      Balance, June 30                                           $    892
                                                                 ========

     The Association's fee for the origination or assumption of a loan approximates its cost incurred on the loan. As the net fees/costs are deemed immaterial to the financial statements, no loan fees/costs have been deferred as provided by SFAS 91.

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

4.   Accrued Interest Receivable
     ---------------------------
     Accrued interest receivable at June 30, 2004 consists of the following (in thousands):

      Loans                                                         $      294
      Mortgage-backed securities                                           117
      Investment securities and other                                       17
                                                                    ----------
             Total accrued interest receivable                      $      428
                                                                    ==========

5.   Premises and Equipment
     ----------------------
     Premises and equipment at June 30, 2004 are summarized as follows (in thousands):

      Land and buildings                                            $    2,368
      Furniture, fixtures and equipment                                    525
                                                                    ----------
             Total                                                       2,893
      Less-accumulated depreciation                                       (573)
                                                                    ----------
             Net premises and equipment                             $    2,320
                                                                    ==========

6.   Deposits
     --------
     Deposits as of June 30, 2004 are summarized as follows (in thousands):

      Demand deposit accounts (including official
        checks of $1,317 in 2004)                                   $   10,102
      Savings                                                           13,207
        Certificates of deposit:
          1.00%--1.99%                                                   9,316
          2.00% - 2.99%                                                 36,221
          3.00% - 3.99%                                                  3,252
          Total certificates of deposit                                 48,789
                                                                    ----------
               Total deposits                                       $   72,098
                                                                    ==========

7.   Pension Plan
     ------------
     The Association has adopted a 401(k) retirement plan, covering all full-time employees based upon a year of service. The plan provides for a 2% employer contribution (based upon compensation) with a match of the employees' contribution up to 6% based upon Board approval. Plan contributions (in thousands) for the six months ended June 30, 2004 were $21.

8.   Commitments and Contingencies
     -----------------------------
     In the ordinary course of business, the Association has outstanding commitments on which management does not anticipate losses. They include, among other things, commitments to extend credit and letters of credit undertaken in the normal course of business and to purchase mortgage pool securities. As of June 30, 2004, the Association had $8.6 million of loan commitments and lines of credit outstanding, including loans in process.

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

9.   Employee Stock Ownership Plan (ESOP)
     -----------------------------------
     The Company established an employee stock ownership plan (the "ESOP") in connection with the reorganization of the Association completed in 2002 and loaned (in thousands) the ESOP $524 to purchase 52,371 shares of common stock (3.8% of the outstanding shares of the Company as of June 30, 2004). The loan is payable over ten years at (in thousands) $66 per year ($16.5 per quarter) including interest. At June 30, 2004, (in thousands) $438 remained contractually due on the loan. As required by accounting standards, the unreleased shares are not included in the calculation of EPS and the loan receivable is shown as a reduction in stockholders' equity. The Association made a contribution (in thousands) of $16.5 for the quarter ending June 30, 2004. As the note is paid, the shares are released and allocated to the accounts of the participants in the ESOP. As of June 30, 2004, 8,596 of those shares have been from the ESOP.

10.  Stock Based Benefit Plans
     -------------------------
     The Company established the 2003 Recognition and Retention Plan and Trust Agreement ("RRP"), which is a stock-based incentive plan. The RRP was approved by the shareholders at the Company's annual meeting held May 15, 2003.

     The RRP authorized shares of the Company's common stock to be awarded under the RRP. The Company purchased the 26,186 shares in open market transactions to fund the RRP. Shares subject to awards under the RRP shares vest at 20% per year under the plan. As of June 30, 2004, awards covering 18,354 shares had been made. As a result, expense for this plan is being amortized over a 60-month period and is based upon the market value of the Company's stock as of the date of the awards which was $15.375 with respect to all the currently outstanding awards. Compensation (in thousands) under the RRP for the six months ended June 30, 2004 was $26 and was included in salaries and benefits.

     The Company established the 2003 Stock Option Plan (the "Option Plan") under which 65,464 shares of Company stock are reserved for the grant of stock options to directors, officers and employees. The Option Plan provides for vesting to participants at 20% per year. The options expire in ten years from the date of grant. The exercise price of the options is equal to the fair market value of the common stock on the grant date which was $15.375 with respect to all the currently outstanding options. Options covering 49,885 shares were outstanding as of June 30, 2004 and options covering 9,977 shares have vested. No options were exercised as of June 30, 2004.

     The Company's Compensation Committee of the Board of Directors oversees the RRP and the Option Plan.

     The Company accounts for its stock options in accordance with Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under APB 25, since the exercise price of the Company's employees' stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized

     Financial Account Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation (FAS No. 123) requires pro forma net income and earnings per share based upon the fair value method of accounting for stock-based compensation plans. If the Company had elected to recognize compensation based upon the fair value method prescribed by Statement No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                Six Months Ended
                                                                 June 30, 2004
                                                                 -------------

         Net Income, as reported                                  $      605

         Pro forma net income                                            597

         Diluted income per share, as reported                          $.44

         Pro forma diluted income per share                             $.41

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

Item 2 - Management's Discussion and Analysis or Plan of Operation.

General

     The following discussion compares the consolidated financial condition of the Company and its wholly owned subsidiary, the Association, at June 30, 2004 and December 31, 2003, and the results of operations for the three and six months ended June 30, 2004 with the same periods in 2003. Currently the business and management of the Company is primarily the business and management of the Association. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

     The Company is a federal corporation organized for the purpose of being a unitary holding company of the Association. In connection with the consummation of the reorganization of the Association on July 2, 2002, the Company acquired all of the capital stock of the Association in exchange for 50% of the net proceeds from the offering of the Company's common stock. The Company issued approximately 45% of its common stock to persons who submitted orders in the offering. Minden Mutual Holding Company owns the remaining approximately 55% of the Company's outstanding common stock at June 30, 2004. The only significant assets of the Company are the capital stock of the Association, the Company's loan to the ESOP, and the remainder of the net offering proceeds retained by the Company.

Changes in Financial Condition

     Total assets increased by $7.62 million, or 7.56%, from December 31, 2003 to June 30, 2004. The increase was primarily due to a $2.4 million, or 4.12%, increase in the Company's net loan portfolio and a $5.80 million, or 16.05%, increase in investment securities. Cash and cash equivalents decreased by $691,000, or 29.63% from December 31, 2003 to June 30, 2004. The decrease was primarily due to the Company's reduction in Federal Funds sold and the decrease in cash due to the repurchase of treasury stock.

     The $2.4 million increase in the Company's net loan portfolio from December 31, 2003 to June 30, 2004 was primarily due to a $66,000, or .18%, increase in one- to four-family residential loans, a $2.33 million or 27.39%, increase in commercial loans, other than real estate, a $590,000, or 21.19%, increase in consumer loans, a $140,000, or 14.07%, increase in consumer loans secured by savings deposits, and a $71,000, or 3.24%, increase in construction loans partially offset by a $348,000, or 3.88%, decrease in commercial real estate loans. The Company has increased its emphasis on the origination of higher yielding commercial and consumer loans. Deposits increased by $3.98 million, or 5.84%, at June 30, 2004 compared to the year ended December 31, 2003. The increase in the Company's deposits over December 31, 2003 levels was due to a $2.28 million, or 3.56%, increase in interest-bearing deposits, and a $1.70 million, or 40.93%, increase in non-interest bearing deposits.

     The Company's total classified assets for regulatory purposes at June 30, 2004 amounted to $350,000, all of which were classified as substandard. The classified assets at June 30, 2004 consisted of eight mortgage loans and three consumer loans.

     Total stockholders' equity decreased by $33,000, or .18%, in the first six months of 2004. Net income of $605,000 increased equity during the period which was partially offset by a dividend payment of $79,000, repurchase of treasury stock of $504,000 and by a decrease of $76,000 in the unrealized gain on investment securities. Stockholders' equity at June 30, 2004 totaled $18.14 million compared to equity of $18.17 million at December 31, 2003.

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

     Net income decreased by $50,000, or 14.62%, in the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003 and increased by $17,000, or 2.89%, for the six months ended June 30, 2004 over the comparable 2003 period. The decrease in net income for the quarter was primarily due to an increase in other operating expenses and decreases in other operating income that more than offset increases in net interest income. The increase for the six months ended June 30, 2004 over the comparable 2003 period, was due primarily to a $297,000, or 18.03%, increase in net interest income which was partially offset by a decrease in other operating income of $114,000, or 44.19%, and an increase in other operating expenses of $190,000, or 19.37%.

     Net interest income increased by $107,000, or 12.43%, for the quarter ended June 30, 2004 and $297,000, or 18.03%, for the six month period ended June 30, 2004 compared to the prior year periods. The increases were due to an increase in net loans and investments of $4.75 million, or 4.87%, for the quarter and $8.19 million, or 8.70%, for the six month period, and an increase in the net interest rate spread of .28%. Net interest income was 1.85% for the six months ended June 30, 2004, compared to 1.57% as of the six months ended June 30, 2003. Interest expense for the six months ended June 30, 2004 was .87% compared to ..63% for the period ended June 30, 2003.

     Total interest and dividend income increased by $95,000, or 7.58%, for the quarter ended June 30, 2004 over the comparable quarter of 2003. This was primarily due to an increase of $111,000 from investment securities in the quarter ending June 30, 2004 compared to the quarter ending June 30, 2003 partially offset by a decrease in income from loans, including fees, of $19,000.

     Total interest expense decreased by $12,000, or 3.06%, for the quarter ended June 30, 2004 over the comparable quarter of 2003. The decrease in the quarter was due to a decrease in total interest paid on deposits of $32,000 and partially offset by a $20,000 increase in interest paid on Federal Home Loan Bank advances. The decrease in interest paid on deposits was a result of lower average interest rates paid which was partially offset by an increase in average balances during the quarter. The increase in interest paid on Federal Home Loan Bank advances was caused by an increase in average balances over the prior year period.

     No provision for losses on loans was made for the quarters ended June 30, 2004 or 2003 or the six months ended June 30, 2004 or 2003. At June 30, 2004, the Company's non-accruing loans amounted to $49,000 compared to $48,000 at June 30, 2003. The allowance for loan losses amounted to $892,000 at June 30, 2004, representing 1.47% of the total loans held in portfolio and 1,820.41% of the total non-accruing loans at such date.

     Other operating income decreased in the quarter ended June 30, 2004 by $124,000, or 62.94%, over the quarter ended June 30, 2003 and $113,000, or
43.80%, for the six month period ended June 30, 2004. The decreases for the three and six month periods are attributable to a decrease in the gain on the sale of real estate owned and sale of assets which was partially offset by an increase in transaction service charges and fees.

     Other operating expenses increased in the quarter ended June 30, 2004 by $83,000, or 16.08%, over the quarter ended June 30, 2003 and $190,000, or
19.37%, for the six month period ended June 30, 2004. The increase in the quarter was primarily due to a $41,000 increase in salaries and benefits, a $35,000 increase in office occupancy and a $6,000 increase in other general and administrative expenses. Salaries and benefits expenses increased in the period due to an increase in staff size and, to a lesser extent, to increased compensation to current employees and stock recognition and retention plan expenses. Other general and administrative expenses increased primarily because of higher office costs and other overhead costs due to increased growth in total assets during the quarter as compared to June 30, 2003.

     Income tax expense decreased in the quarter and for the six months ending June 30, 2004 by $50,000 and $23,000 respectively, over the comparable 2003 periods due primarily to decreased income before taxes.

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

     A significant portion of the Company's liquidity consists of securities classified as available for sale and cash and cash equivalents. The Company's primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts. If the Company requires funds beyond its ability to generate them internally, the Company utilizes borrowing agreements with the Federal Home Loan Bank of Dallas which provide an additional source of funds.

     The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively. At June 30, 2004, the Association exceeded each of its capital requirements with ratios of 16.23%, 16.23% and 34.82%, respectively.

Item 3. Controls and Procedures

     Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this report was being prepared. There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                              Minden Bancorp, Inc.
                                   Form 10-QSB
                           Quarter Ended June 30, 2003

                           PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings:

           There are no matters required to be reported under this item.

Item 2 -  Changes in Securities and Small Business Issuer Purchases of Equity
          Securities:

      (a)-(d) Not applicable.

      (e) The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

                                                          Total Number of
                                                               Shares
                                                            Purchased as         Maximum Number
                            Total                         Part of Publicly    of Shares that May
                          Number of         Average           Announced         Yet Be Purchased
                           Shares         Price Paid          Plans or         Under the Plans or
          Period          Purchased        per Share          Programs              Programs
-------------------------------------------------------------------------------------------------
April 01, 2004 -
April 30, 2004                 --                --                --               38, 939 (1)

May 01, 2004 -
May 31, 2004                6,400                20             6,400                32,539

June 01, 2004 -
June 30, 2004             18, 600             19.73            18,600                13,939
                          -------            ------            ------                ------
     Total                 25,000            $19.80            25,000                13,939
                          =======            ======            ======                ======

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

Item 4 -  Submission of Matters to a Vote of Security Holders:

          On May 13, 2004, the Company held its second Annual Meeting of Shareholders to obtain approval for two proxy proposals submitted on behalf of the Company's Board of Directors. Shareholders of record as of March 31, 2004 received proxy materials and were considered eligible to vote for these proposals. Following is a brief summary of each proposal and the result of the vote.

     1. The following directors were elected by the requisite plurality of the votes cast to serve on the Company's Board of Directors for a three year term, Russell A. Adams, John B. Benton, Jr. and Michael S. Harper, by the votes cast as follows:

                                                                    Broker
                Name                  For         Withheld        Non-Votes
          -----------------------------------------------------------------
          Russell A. Adams         1,373,221       1,575             N/A

          John B. Benton, Jr.      1,374,721          75             N/A

          Michael S. Harper        1,374,721          75             N/A

                                                                                 Broker
                                                   For     Against   Abstain    Non-Votes
                                                -----------------------------------------
    2.    To ratify the appointment of
          Heard, McElroy and Vestal LLP as the
          independent auditors for the year
          ended December 31, 2004                 1,373,796    --       1,000       N/A

Item 5 -  Other Information:

          There are no matters required to be reported under this item.

Item 6 -  Exhibits and Reports on Form 8-K:

          (a) The following exhibits are filed herewith:

          31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification of Chief Executive Officer

          32.2 Certification of Chief Financial Officer

          (b) Reports on Form 8-K:

                  Date                 Item and Description
             --------------      ------------------------------------------

             April 16, 2004      Items 7 and 9.  On April  16, 2004  the Company
                                    filed a press release reporting a quarterly cash dividend.

             May 11, 2004        Items 7 and 12.  On May 11, 2004,  the C ompany
                                    filed a press  release  announcing the first
                                    quarter  earnings for  the  period    ending
                                    March 31, 2004.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MINDEN BANCORP, INC.


Date: August 16, 2004                  /s/ A. David Evans
                                       -------------------------------------
                                       A. David Evans
                                       President and Chief Executive Officer


Date: August 16, 2004                  /s/ Becky T. Harrell
                                       -------------------------------------
                                       Becky T. Harrell
                                       Chief Financial Officer and Treasurer