Form 10QSB
period 2004-09-30
MINDEN BANCORP INC
filed 2004-11-15
CIK 1169352

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ______________ to ______________

                        Commission File Number 000-49882

                              MINDEN BANCORP, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                United States                          13-4203146
                -------------                     -------------------
          (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)          Identification No.)

                    415 Main Street, Minden, Louisiana 71058
                    ----------------------------------------
                    (Address of principal executive offices)

      Issuer's telephone number, including area code: (318) 377-0523

      Check whether the issuer (1) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Shares of common stock, par value $.01 per share, outstanding as of October 31, 2004: The registrant had 1,417,911 shares of common stock outstanding, of which 800,112 shares were held by Minden Mutual Holding Company, the registrant's mutual holding company, and 617,799 shares were held by the public and directors, officers and employees of the registrant.

      Transitional Small business Disclosure Format (check one):
      Yes |_| No |X|.

                              Minden Bancorp, Inc.

                                   Form 10-QSB

                        Quarter Ended September 30, 2004

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

                                                                            Page
                                                                            ----

Item 1 - Financial Statements...........................................      1

Item 2 - Management's Discussion and Analysis or Plan of Operation......     12

Item 3 - Controls and Procedures........................................     15


                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings..............................................     16

Item 2 - Changes in Securities and Small Business Issuer
         Purchases of Equity Securities.................................     16

Item 3 - Defaults Upon Senior Securities................................     17

Item 4 - Submission of Matters to a Vote of Security Holders............     17

Item 5 - Other Information..............................................     17

Item 6 - Exhibits and Reports on Form 8-K...............................     17

Signatures..............................................................     18

Exhibits ...............................................................     19

                       MINDEN BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

              SEPTEMBER 30 , 2004 (UNAUDITED) AND DECEMBER 31, 2003

                                                                     September 30,  December 31,
                                                                         2004          2003
                                                                       ---------     ---------
                                                                   (in thousands except share data)
       ASSETS
       ------

Cash and noninterest-bearing deposits                                  $   1,253     $   1,475
Interest-bearing demand deposits                                             587           657
Federal funds sold                                                            --           200
                                                                       ---------     ---------
       Total cash and cash equivalents                                     1,840         2,332

Investment securities:
  Securities held-to-maturity (estimated market value of $1,718
    at December 31, 2003 and $2,178 at September 30, 2004)                 2,141         1,328
  Securities available-for-sale, at estimated market value                39,992        34,791

First National Bankers Bank stock, at cost                                   210           210
Federal Home Loan Bank stock, at cost                                        965           779
Loans, net of allowance for loan losses                                   61,325        58,097
Accrued interest receivable                                                  474           338
Premises and equipment, net                                                2,359         2,313
Other assets                                                                 453           556
                                                                       ---------     ---------

Total assets                                                           $ 109,759     $ 100,744
                                                                       =========     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------

Liabilities:
------------
  Deposits:
    Noninterest-bearing                                                $   5,342     $   4,149
    Interest-bearing                                                      65,390        63,972
                                                                       ---------     ---------
       Total deposits                                                     70,732        68,121
  Accrued dividends on savings                                               261           206
  Deferred federal income taxes                                              541           514
  Federal Home Loan Bank advances                                         19,050        13,500
  Other liabilities                                                          785           232
                                                                       ---------     ---------
       Total liabilities                                                  91,369        82,573

Stockholders' equity:
---------------------
  Preferred stock-1,000,000 shares authorized-none issued                     --            --
  Common stock, par value $.01; 4,000,000 shares authorized;
    1,454,750 shares issued and 1,454,750 outstanding at
    December 31, 2003 and 1,417,911 shares outstanding at
     September 30, 2004                                                       15            15
  Additional paid-in capital                                              16,676        16,637
  Retained earnings                                                        2,749         1,900
  Treasury stock, at cost (36,839 shares at September 30, 2004)             (729)           --
  Accumulated other comprehensive income                                     567           514
                                                                       ---------     ---------
                                                                          19,278        19,066
                                                                       ---------     ---------
Unearned common stock held by management recognition
       and retention plan (22,518 at September 30, 2004,
       24,950 at December 31, 2003)                                         (462)         (435)
Unallocated common stock held by ESOP (45,824 at
       September 30, 2004, 45,999 at December 31, 2003)                     (426)         (460)
                                                                       ---------     ---------
          Total stockholders' equity                                      18,390        18,171
                                                                       ---------     ---------

Total liabilities and stockholders' equity                             $ 109,759     $ 100,744
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

                       MINDEN BANCORP, INC. AND SUBSIDIARY
                       -----------------------------------

                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------

        FOR THE THREE AND NINE MONNTHS ENDED SEPTEMBER 30, 2004 AND 2003
        ----------------------------------------------------------------

                                    UNAUDITED

                                                    Three Months Ended             Nine months Ended
                                                    ------------------             -----------------
                                            September 30,  September 30,  September 30,  September 30,
                                                     2004          2003            2004           2003
                                                     ----          ----            ----           ----
                                            (in thousands except share data)
Interest and dividend income:
-----------------------------
  Loans, including fees                            $1,114         $1,069         $3,223         $3,138
  Investments-taxable:
    Securities                                         63             38            161            114
    Mortgage-backed securities                        236            162            697            419
  Dividends                                            17             10             43             26
  Other                                                 2             10              7             30
                                                   ------         ------         ------         ------
       Total interest and dividend income           1,432          1,289          4,131          3,727

Interest expense:
-----------------
  Interest-bearing deposits                           335            354          1,000          1,095
  Interest on borrowed funds                           68             28            159             78
                                                   ------         ------         ------         ------
       Total interest expense                         403            382          1,159          1,173
                                                   ------         ------         ------         ------

       Net interest income                          1,029            907          2,972          2,554
  Provision for loan losses                            --             --             --             --
                                                   ------         ------         ------         ------

       Net interest income after
         provision for loan losses                  1,029            907          2,972          2,554

Other operating income:
-----------------------
  Customer service fees                                74             56            216            160
  Gain on sale of assets                               --             13              3            167
                                                   ------         ------         ------         ------
       Total other operating income                    74             69            219            327

Other operating expenses:
-------------------------
  Salaries and benefits                               315            292            949            827
  Office occupancy expense                             86             45            262            146
  Professional fees and supervisory
    examinations                                       35             37            104             96
  SAIF insurance premium                                2              2              7              7
  Other general and administrative
    expenses                                          107            116            394            386
                                                   ------         ------         ------         ------
    Total other operating expenses                    545            492          1,716          1,462
                                                   ------         ------         ------         ------

Income before income taxes                            558            484          1,475          1,419
--------------------------

Income tax expense                                    190            174            502            510
------------------                                 ------         ------         ------         ------

Net income                                         $  368         $  310         $  973         $  909
----------                                         ======         ======         ======         ======

Earnings per share                                 $  .27         $  .22         $  .72         $  .65
Earnings per share fully diluted                   $  .25         $  .21         $  .68         $  .63

     See accompanying notes to unaudited consolidated financial statements.

                       MINDEN BANCORP, INC. AND SUBSIDIARY
                       -----------------------------------

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                  --------------------------------------------

                                    UNAUDITED

                                              Additional                Other
                                    Common     Paid-In     Retained      Comp.    Treasury
                                    Stock      Capital     Earnings     Income      Stock       Total
                                    -----      -------     --------     ------      -----       -----
                                                   (in thousands)
Balance January 1, 2004            $    15    $ 16,637     $  1,900     $   515        --     $ 19,067
-----------------------

Net Income                                                      973                                973

   Dividends                                                   (124)                              (124)

  Treasury Stock                                                                     (729)        (729)
Amortization of awards under
management recognition and
retention plan (RRP)                                39                                              39

Change in net unrealized gain
(loss) on securities available
for sale, net of tax effect of
$ 27                                                             52          52                     52
                                                           --------     -------               --------

   Total comprehensive income                                 1,025
                                   -------    --------     ========     -------   -------     --------
Balance September 30, 2004         $    15    $ 16,676     $  2,749     $   567   $  (729)    $ 19,278
--------------------------         =======    ========     ========     =======   =======     ========

    See accompanying notes to unaudited consolidated financial statements.

                       MINDEN BANCORP, INC. AND SUBSIDIARY
                       -----------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
              -----------------------------------------------------

                                    UNAUDITED

                                                                      September 30,   September 30,
                                                                          2004            2003
                                                                        --------        --------
                                                                                     (in thousands)
Cash flows from operating activities:
-------------------------------------
  Net income                                                            $    973        $    909
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                            109              71
     Deferred income taxes                                                    27              --
     Stock Incentive Compensation                                             39              23
     Stock dividends                                                          (9)            (87)
     Gain on sale of assets                                                   (4)           (167)
     Decrease (Increase) in prepaid expenses and accrued income              (33)           (136)
     Increase (decrease) in dividends payable and other liabilities          183              25
                                                                        --------        --------
      Net cash provided by operating activities                            1,285             638

Cash flows from investing activities:
-------------------------------------
  Activity in available for sale securities:
   Maturities, prepayments and calls                                       6,879           5,674
   Purchases                                                             (12,001)        (17,689)
  Activity in held to maturity securities:
   Maturities, prepayments and calls                                         197             834
   Purchases                                                              (1,010)             --
  Net increase in loans                                                   (3,216)         (5,503)
  Net increase in real estate owned                                           --             (17)
  Net increase in premises and equipment                                    (155)           (144)
  Proceeds from sale of assets - net                                          --             192
  Purchase FHLB Stock                                                       (177)           (149)
                                                                        --------        --------
      Net cash used by investing activities                               (9,483)        (16,802)

Cash flows from financing activities:
-------------------------------------
  Net increase in deposits                                                 2,611           9,166
  Net increase in borrowed funds                                           5,975           7,000
  Purchase of Treasury Stock and RRP shares                                 (756)             --
  Dividends Paid                                                            (124)            (66)
                                                                        --------        --------
      Net cash provided by financing activities                            7,706          16,100
                                                                        --------        --------

Net decrease in cash and cash equivalents                                   (492)            (64)
-----------------------------------------

Cash and cash equivalents at January 1                                     2,332           3,244
--------------------------------------                                  --------        --------

Cash and cash equivalents at September 30                               $  1,840        $  3,180
-----------------------------------------                               ========        ========

     See accompanying notes to unaudited consolidated financial statements.

                       MINDEN BANCORP, INC. AND SUBSIDIARY
                       -----------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003
       -------------------------------------------------------------------

                                    UNAUDITED

                                                  September 30,    September 30,
                                                           2004            2003
                                                           ----            ----
                                                                  (in thousands)

Supplemental disclosures:
  Interest paid on deposits and borrowed funds            $ 1,099        $ 1,126
  Income taxes paid                                           351            659

   Noncash investing and financing activities:
     Decrease (Increase) in unrealized gain on
      securities available for sale                       $   (79)       $   342
                                                          =======        =======

    See accompanying notes to unaudited consolidated financial statements.

                       MINDEN BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2004

1.    Presentation of Interim Information
      -----------------------------------

      On December 11, 2001, the Board of Directors of Minden Building and Loan Association, a Louisiana- chartered building and loan association (the "Association"), adopted a plan of reorganization pursuant to which the Association would convert to stock form and became a wholly owned subsidiary of Minden Bancorp, Inc. (the "Company"). In connection with the reorganization, the Company became a majority owned (55%) subsidiary of Minden Mutual Holding Company. The reorganization was consummated on July 2, 2002. The unaudited consolidated financial statements include the Company and its wholly owned subsidiary, the Association. The financial information at December 31, 2003 was obtained from the Company's consolidated audited financial statements. All intercompany transactions have been eliminated in consolidation. The Company's only significant assets are its investment in the Association, and its loan to the Company's employee stock ownership plan (ESOP) and the remainder of the net offering proceeds retained by the Company.

      In the opinion of the management of the Company and the Association, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the consolidated financial position as of September 30, 2004 and December 31, 2003, and the consolidated results of operations and cash flows for the three and nine months ended September 30, 2004 and 2003, and the consolidated statement of stockholders' equity for the nine months ended September 30, 2004. Interim results are not necessarily indicative of results for a full year.

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

Earnings per share (EPS). EPS is calculated based upon 1,349,569 shares (outstanding stock less ESOP shares not released and RRP shares not earned). Fully diluted EPS is based upon the treasury stock method for the stock options.

3.    Loans and Allowance for Loan Losses
      -----------------------------------

      The loan portfolio at September 30, 2004, is as follows (in thousands):

        First mortgage conventional loans:
          Secured by one-to-four-family residences                           $ 36,749
        Commercial real estate                                                  9,295
        Commercial, other than real estate                                     10,024
        Consumer loans (including overdrafts of $39)                            3,720
        Consumer loans secured by deposits                                      1,134
        Construction loans                                                      2,770
                                                                             --------
            Total                                                              63,692
        Less: Allowance for loan losses                                           881
        ----
            Unfunded construction loan commitments                              1,486
                                                                             --------
            Loans, net                                                       $ 61,325
                                                                             ========

      Changes in the allowance for loan losses are summarized as follows:

        Balance, January 1                                                   $    893
        Provision for loan losses                                                  --
        Loans charged off-net of recoveries                                       (12)
                                                                             --------
        Balance, September 30                                                $    881
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

4.    Accrued Interest Receivable
      ---------------------------

      Accrued interest receivable at September 30, 2004 consists of the following (in thousands):

        Loans                                                           $    346
        Mortgage-backed securities                                           117
        Investment securities and other                                       11
                                                                        --------
               Total accrued interest receivable                        $    474
                                                                        ========

5.    Premises and Equipment
      ----------------------

      Premises and equipment at September 30, 2004 are summarized as follows (in thousands):

        Land and buildings                                             $  2,399
        Furniture, fixtures and equipment                                   571
                                                                       --------
               Total                                                      2,970
        Less-accumulated depreciation                                      (611)
                                                                       --------
               Net premises and equipment                              $  2,359
                                                                       ========

6.    Deposits
      --------

      Deposits  as  of  September  30,  2004  are   summarized  as  follows  (in
      thousands):

        Demand deposit accounts (including official
          checks of $576 in 2004)                                       $  9,343
      Savings                                                             13,906
        Certificates of deposit:
          1.00%--1.99%                                                     8,920
          2.00% - 2.99%                                                   35,877
          3.00% - 3.99%                                                    2,686
                                                                        --------
          Total certificates of deposit                                   47,483
                                                                        --------
                 Total deposits                                         $ 70,732
                                                                        ========

7.    Pension Plan
      ------------

      The Association has adopted a 401(k) retirement plan, covering all full-time employees based upon a year of service. The plan provides for a 2% employer contribution (based upon compensation) with a match of the employees' contribution up to 6% based upon Board approval. Plan contributions (in thousands) for the nine months ended September 30, 2004 were $32.

8.    Commitments and Contingencies
      -----------------------------

      In the ordinary course of business, the Association has outstanding commitments on which management does not anticipate losses. They include, among other things, commitments to extend credit and letters of credit undertaken in the normal course of business and to purchase mortgage pool securities. As of September 30, 2004, the Association had $12.1 million of loan commitments and lines of credit outstanding, including loans in process.

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

9.    Employee Stock Ownership Plan (ESOP)
      ------------------------------------

      The Company established an employee stock ownership plan (the "ESOP") in connection with the reorganization of the Association completed in 2002 and loaned (in thousands) the ESOP $524 to purchase 52,371 shares of common stock (3.7% of the outstanding shares of the Company as of September 30, 2004). The loan is payable over ten years at (in thousands) $66 per year ($16.5 per quarter) including interest. At September 30, 2004, (in thousands) $426 remained contractually due on the loan. As required by accounting standards, the unreleased shares are not included in the calculation of EPS and the loan receivable is shown as a reduction in stockholders' equity. The Association made a contribution (in thousands) of $16.5 for the quarter ending September 30, 2004. As the note is paid, the shares are released and allocated to the accounts of the participants in the ESOP. As of September 30, 2004, 6,547 of those shares have been released from the ESOP.

10.   Stock Based Benefit Plans
      -------------------------

      The Company established the 2003 Recognition and Retention Plan and Trust Agreement ("RRP"), which is a stock-based incentive plan. The RRP was approved by the shareholders at the Company's annual meeting held May 15, 2003.

      The RRP authorized shares of the Company's common stock to be awarded under the RRP. The Company purchased the 26,186 shares in open market transactions to fund the RRP. Shares subject to awards under the RRP shares vest at 20% per year under the plan. As of September 30, 2004, awards covering 18,354 shares had been made. As a result, expense for this plan is being amortized over a 60-month period and is based upon the market value of the Company's stock as of the date of the awards which was $15.375 with respect to all the currently outstanding awards. Compensation (in thousands) under the RRP for the nine months ended September 30, 2004 was $39 and was included in salaries and benefits.

      The Company established the 2003 Stock Option Plan (the "Option Plan") under which 65,464 shares of Company stock are reserved for the grant of stock options to directors, officers and employees. The Option Plan provides for vesting to participants at 20% per year. The options expire in ten years from the date of grant. The exercise price of the options is equal to the fair market value of the common stock on the grant date which was $15.375 with respect to all the currently outstanding options. Options covering 49,885 shares were outstanding as of September 30, 2004 and options covering 9,977 shares have vested. No options were exercised as of September 30, 2004.

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

                                                     Nine Months Ended
                                                     September 30, 2004
                                                     ------------------

           Net Income, as reported                         $  973
           Pro forma net income                               965
           Diluted income per share, as reported           $  .68
           Pro forma diluted income per share              $  .67

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

Item 2 - Management's Discussion and Analysis or Plan of Operation.

General

      The following discussion compares the consolidated financial condition of the Company and its wholly owned subsidiary, the Association, at September 30, 2004 and December 31, 2003, and the results of operations for the three and nine months ended September 30, 2004 with the same periods in 2003. Currently the business and management of the Company is primarily the business and management of the Association. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

      The Company is a federal corporation organized for the purpose of being a unitary holding company of the Association. In connection with the consummation of the reorganization of the Association on July 2, 2002, the Company acquired all of the capital stock of the Association in exchange for 50% of the net proceeds from the offering of the Company's common stock. The Company issued approximately 45% of its common stock to persons who submitted orders in the offering. Minden Mutual Holding Company owns the remaining approximately 56% of the Company's outstanding common stock at September 30, 2004. The only significant assets of the Company are the capital stock of the Association, the Company's loan to the ESOP, and the remainder of the net offering proceeds retained by the Company.

Changes in Financial Condition

      Total assets increased by $9.02 million, or 8.95%, from December 31, 2003 to September 30, 2004. The increase was primarily due to a $3.23 million, or 5.56%, increase in the Company's net loan portfolio and a $6.01 million, or 16.65%, increase in investment securities. Cash and cash equivalents decreased by $492,000, or 21.10% from December 31, 2003 to September 30, 2004. The decrease was primarily due to the Company's reduction in Federal Funds sold and the decrease in cash due to the repurchase of treasury stock.

      The $3.23 million increase in the Company's net loan portfolio from December 31, 2003 to September 30, 2004 was primarily due to a $510,000, or 1.41%, increase in one- to four-family residential loans, a $329,000, or 3.67%, increase in commercial real estate loans, a $1.49 million or 17.52%, increase in commercial loans, other than real estate, a $936,000, or 33.62%, increase in consumer loans, a $139,000, or 13.97%, increase in consumer loans secured by savings deposits, and a $579,000, or 26.43%, increase in construction loans. The Company has increased its emphasis on the origination of higher yielding commercial and consumer loans. Deposits increased by $2.61 million, or 3.83%, at September 30, 2004 compared to the year ended December 31, 2003. The increase in the Company's deposits over December 31, 2003 levels was due to a $1.42 million, or 2.22%, increase in interest-bearing deposits, and a $1.19 million, or 28.75%, increase in non-interest bearing deposits.

      The Company's total classified assets for regulatory purposes at September 30, 2004 amounted to $379,000, all of which were classified as substandard. The classified assets at September 30, 2004 consisted of eleven mortgage loans and four consumer loans.

      Total stockholders' equity increased by $219,000, or 1.21%, in the first nine months of 2004. Net income of $973,000 increased equity during the period which was partially offset by a dividend payment of $124,000, repurchase of treasury stock of $729,000 and by a increase of $53,000 in the unrealized gain on investment securities. Stockholders' equity at September 30, 2004 totaled $18.39 million compared to equity of $18.17 million at December 31, 2003.

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

      Net income increased by $58,000, or 18.71%, in the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003 and increased by $64,000, or 7.04%, for the six months ended September 30, 2004 over the comparable 2003 period. The increase in net income for the quarter was primarily due to an increase in net interest income of $122,000, or 13.45%, partially offset by an increase of $53,000, or 10.77% in other operating expenses and an increase of $16,000, 9.20% in income tax expenses. The increase for the nine months ended September 30, 2004 over the comparable 2003 period, was due primarily to a $418,000, or 16.37%, increase in net interest income which was partially offset by a decrease in other operating income of $108,000, or 33.03%, and an increase in other operating expenses of $254,000, or 17.37%.

      Net interest income increased by $122,000, or 13.45%, for the quarter ended September 30, 2004 and $418,000, or 16.37%, for the nine month period ended September 30, 2004 compared to the prior year periods. The increases were due to an increase in net loans and investments of $1.05 million, or 1.02%, for the quarter and $9.24 million, or 9.03%, for the nine month period, and an increase in the net interest rate spread of .01%. Net interest income was 2.81% for the nine months ended September 30, 2004, compared to 2.80% as of the nine months ended September 30, 2003. Interest expense for the nine months ended September 30, 2004 was 1.10% compared to 1.28% for the period ended September 30, 2003.

      Total interest and dividend income increased by $143,000, or 11.09%, for the quarter ended September 30, 2004 over the comparable quarter of 2003. This was primarily due to an increase of $99,000 from investment securities and an increase of $45,000 in the quarter ending September 30, 2004 compared to the quarter ending September 30, 2003 in income from loans, including fees.

      Total interest expense increased by $21,000, or 5.50%, for the quarter ended September 30, 2004 over the comparable quarter of 2003. The increase in the quarter was due to a decrease in total interest paid on deposits of $19,000 and partially offset by a $40,000 increase in interest paid on Federal Home Loan Bank advances. The decrease in interest paid on deposits was a result of lower average interest rates paid which was partially offset by an increase in average balances during the quarter. The increase in interest paid on Federal Home Loan Bank advances was caused by an increase in average balances over the prior year period.

      No provision for losses on loans was made for the quarters ended September 30, 2004 or 2003 or the six months ended September 30, 2004 or 2003. At September 30, 2004, the Company's non- accruing loans amounted to $49,000 compared to $79,000 at September 30, 2003. The allowance for loan losses amounted to $881,000 at September 30, 2004, representing 1.42% of the total loans held in portfolio and 1,797.96% of the total non-accruing loans at such date.

      Other operating income increased in the quarter ended September 30, 2004 by $5,000, or 7.25%, over the quarter ended September 30, 2003 and decreased $108,000, or 33.03%, for the nine month period ended September 30, 2004. The decreases for the nine month period are attributable to a decrease in the gain on the sale of real estate owned and sale of assets which was partially offset by an increase in transaction service charges and fees.

      Other operating expenses increased in the quarter ended September 30, 2004 by $53,000, or 10.77%, over the quarter ended September 30, 2003 and $254,000, or 17.37%, for the nine month period ended September 30, 2004. The increase in the quarter was primarily due to a $23,000 increase in salaries and benefits, a $41,000 increase in office occupancy, partially offset by $9,000 decrease in other general and administrative expenses. Salaries and benefits expenses increased in the period due to an increase in staff size and, to a lesser extent, to increased compensation to current employees and stock recognition and retention plan expenses.

      Income tax expense increased in the quarter ended September 30, 2004 by $16,000, over the quarter ended September 30, 2003 due to increased income before taxes.

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

      The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk- based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively. At September 30, 2004, the Association exceeded each of its capital requirements with ratios of 14.31%, 14.31% and 30.84%, respectively.

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

                                                     Total Number
                                                       of Shares       Maximum Number
                          Total                      Purchased as    of Shares that May
                        Number of       Average    Part of Publicly   Yet Be Purchased
                          Shares      Price Paid    Announced Plans   Under the Plans
    Period              Purchased      per Share      or Programs       or Programs
---------------------------------------------------------------------------------------
July 01, 2004 -
July 30, 2004                 --            --              --            13,939(1)
August 01, 2004 -
August 31, 2004           11,500          19.5          11,500             2,439
September 01, 2004 -
September 30, 2004            --            --              --            33,439(2)

     Total                11,500        $ 19.5          11,500            33,439
                          ======        ======          ======            ======

==========

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

(2) The Company announced on September 16, 2004 that the Board of Directors had approved the commencement of its second stock repurchase program of up to an additional 31,000 shares of the Company's outstanding common stock, which will commence upon completion of the first repurchase program.

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

      31.1  Certification  pursuant to Section 302 of the  Sarbanes-Oxley Act of
            2002

      31.2  Certification  pursuant to Section 302 of the  Sarbanes-Oxley Act of
            2002

      32.1  Certification of Chief Executive Officer

      32.2  Certification of Chief Financial Officer

      (b)   Reports on Form 8-K:

                                        Date Item and Description
                        --------------------------------------------------------

July 14, 2004           Items 7 and 9. On July  14,  2004  the  Company  filed a
                              press release reporting a quarterly cash dividend.

July 23, 2004           Items 7 and 12. On July 23,  2004,  the Company  filed a
                              press   release   announcing   the  first  quarter
                              earnings for the period ending March 31, 2004.

September 16, 2004      Items 7 and 9. On September 16, 2004,  the Company filed
                              a press release announcing the approval of a second stock repurchase program.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDEN BANCORP, INC.


Date: November 15, 2004                  /s/
                                         ---------------------------------------
                                         A. David Evans
                                         President and Chief Executive Officer


Date: November 15, 2004                  /s/
                                         ---------------------------------------
                                         Becky T. Harrell
                                         Chief Financial Officer and Treasurer