Form 10KSB
period 2004-12-31
MINDEN BANCORP INC
filed 2005-03-31
CIK 1169352

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-KSB
                                   (Mark One)

|X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2004

                                       OR

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                         Commission File No.: 000-49882
                                              ---------

                               MINDEN BANCORP, INC
                  --------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          United States                                      13-4203146
-------------------------------                       --------------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                        Identification Number)

   415 Main Street, Minden, Louisiana                          71058
----------------------------------------              --------------------------
(Address of Principal Executive Offices)                     (Zip Code)

                                 (318) 377-0523
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

      Yes |X|  No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Issuer's revenues for its most recent fiscal year: $5.9 million.

As of February 28, 2005, the aggregate value of the 401,162 shares of Common Stock of the Registrant outstanding on such date held by non-affiliates, which excludes 142,966 shares held by all directors and executive officers of the Registrant (not including 5,136 shares held by the Registrant's Employee Stock Ownership Plan "ESOP"), 52,371 shares held by the Registrant's ESOP, and 800,112 shares held by Minden Mutual Holding Company, was approximately $7.82 million. This figure is based on the closing sale price of $19.50 per share of the Registrant's Common Stock on February 28, 2005. Although directors and executive officers and the ESOP were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of February 28, 2005: 1,396,611 Transitional Small Business Disclosure Format: Yes |_| No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders are incorporated into Part II, Items 5 through 7 and Part III, Item 13 of this Form 10-KSB.

(2) Portions of the definitive proxy statement for the 2005 Annual Meeting of Stockholders are incorporated into Part III, Items 9 through 12 of this Form 10-KSB.

                                     PART I

Item 1. Description of Business.
--------------------------------

General

      On December 11, 2001, the Board of Directors of Minden Building and Loan Association, a Louisiana-chartered building and loan association (the "Association"), adopted a plan of reorganization pursuant to which the Association converted to stock form and became a wholly owned subsidiary of Minden Bancorp, Inc. (the "Company"). In connection with the reorganization, the Company became a majority owned (55%) subsidiary of Minden Mutual Holding Company (the "MHC"), a federally chartered mutual holding company. The reorganization was consummated on July 2, 2002. The Company is a unitary savings and loan holding company whose assets consist primarily of the ownership of the outstanding capital stock of the Association, investments of proceeds retained from the reorganization and the Company's loan to the employee stock ownership plan.

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

Lending Activities

      General. At December 31, 2004, the net loan portfolio of the Association totaled $62.6 million, representing approximately 58.4% of its total assets at that date. The principal lending activity of the Association is the origination of one-to-four family residential loans. At December 31, 2004, one-to-four family residential loans amounted to $37.71 million, or 59.24% of its total loan portfolio, before net items. As part of the implementation of the Association's lending strategy of diversifying its loan portfolio and decreasing its dependence on single-family residential lending, the Association also offers the following lending products:

      o commercial real estate loans, which amounted to 14.87% of the total loan portfolio at December 31, 2004 as compared to 15.02% of the total loan portfolio at December 31, 2003;

      o consumer loans, which amounted to 8.75% of the total loan portfolio at December 31, 2004 as compared to 6.32% of the total loan portfolio at December 31, 2003;

      o commercial business loans, which amounted to 14.82% of the total loan portfolio at December 31, 2004 as compared to 14.29% of the total loan portfolio at December 31, 2003; and

      o construction loans, which amounted to 2.32% of the total loan portfolio at December 31, 2004, as compared to 3.67% of the total loan portfolio at December 31, 2003.

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

      A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds the greater of (i) 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities, and (ii) $500,000. At December 31, 2004, the Association's regulatory limit on loans-to-one borrower was approximately $2.6 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $2.4 million, $2.0 million, $1.4 million, $958,000 and $753,000. Each of the Association's five largest loans or groups of loans was performing in accordance with its terms at December 31, 2004.

      Loan Portfolio Composition. The following table sets forth the composition of the Association's loan portfolio by type of loan at the dates indicated.

                                                                                    December 31,
                                                                  -------------------------------------------------
                                                                          2004                        2003
                                                                  ---------------------       ---------------------
                                                                   Amount       Percent        Amount       Percent
                                                                  --------     --------       --------     --------
                                                                               (Dollars in Thousands)
      Real estate loans:
         One-to-four family ..............................        $ 37,711        59.24%      $ 36,239        60.70%
         Commercial ......................................           9,468        14.87          8,966        15.02
         Construction ....................................           1,477         2.32          2,191         3.67
      Commercial business ................................           9,435        14.82          8,530        14.29
      Consumer:
         Loans secured by savings accounts ...............           1,759         2.76            995         1.66
         Other(1) ........................................           3,815         5.99          2,784         4.66
                                                                  --------     --------       --------     --------
         Total loans receivable ..........................        $ 63,665       100.00%      $ 59,705       100.00%
                                                                               ========                    ========

      Less:
         Undisbursed loans in process ....................            (188)                       (715)
         Deferred loan fees ..............................              --                          --
         Allowance for loan losses .......................            (877)                       (893)
                                                                  --------                    --------
            Total loans receivable, net ..................        $ 62,600                    $ 58,097
                                                                  ========                    ========

----------
(1)   Includes automobile, boat, recreational vehicle, and unsecured loans.

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

      The Association's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. Generally, loans in excess of $75,000 must be approved by the Association's loan committee or the board of directors. All loans are ratified by the board of directors.

      The following table shows total loans originated and repaid during the periods indicated. No loans were sold during the periods presented.

                                                         Year Ended December 31,
                                                         -----------------------
                                                             2004        2003
                                                           -------     -------
                                                              (In Thousands)
      Loan originations:
         Real estate loans:
           One-to-four family ......................       $13,399     $16,045
           Commercial ..............................         4,754       4,674
           Construction ............................         4,403       2,938
         Commercial business .......................        12,598       9,506
         Consumer(1) ...............................         5,942       4,080
                                                           -------     -------
           Total loans originated ..................        41,096      37,243
                                                           -------     -------
      Deduct loan principal reductions .............        36,050      31,285
      Decrease due to other items, net(2) ..........           543         198
                                                           -------     -------
      Net increase in loan portfolio ...............       $ 4,503     $ 5,760
                                                           =======     =======

----------
(1) Includes loans secured by deposits, automobiles loans and home equity loans.

(2)   Other items consist of loans in process and allowance for loan losses.

      Although Louisiana laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, the Association concentrates its lending activity to its primary market area in Webster Parish, Louisiana and the surrounding area. Subject to its loans-to-one borrower limitation, the Association is permitted to invest without limitation in residential mortgage loans and up to 400% of its capital in loans secured by non-residential or commercial real estate. The Association also may invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, the Association may invest up to 10% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. At December 31, 2004, the Association was within each of the above lending limits.

      Maturity of Loan Portfolio. The following table presents certain information at December 31, 2004, regarding the dollar amount of loans maturing in the Association's portfolio based on their contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year.

                                                                                 At December 31, 2004
                                                     -------------------------------------------------------------------------------

                                                     One-to-four   Commercial                                Commercial       Total
                                                        Family    Real Estate   Construction    Consumer      Business        Loans
                                                     -----------  -----------   ------------    --------     ----------      -------
                                                                                      (In Thousands)
Amounts due in:
   One year or less ............................       $ 1,771       $   771       $ 1,477       $ 2,046       $ 6,700       $12,765
   More than one year to five years ............         4,964         4,338            --         3,364         2,593        15,259
   More than five years ........................        30,976         4,359            --           164           142        35,641
                                                       -------       -------       -------       -------       -------       -------
      Total amount due .........................       $37,711       $ 9,468       $ 1,477       $ 5,574       $ 9,435       $63,665
                                                       =======       =======       =======       =======       =======       =======

            The following table sets forth the dollar amount of all loans, before net items, due after December 31, 2005 which have fixed interest rates or which have floating or adjustable interest rates.

                                                                   Fixed-Rates    Floating or Adjustable Rates        Total
                                                                   -----------    ----------------------------        -----
                                                                                       (In Thousands)
Real estate loans:
   One-to-four family ...................................             $35,876               $    64                  $35,940
   Commercial ...........................................               5,127                 3,570                    8,697
   Construction .........................................                  --                    --                       --
Commercial business .....................................                 999                 1,736                    2,735
Consumer loans ..........................................               3,427                   101                    3,528
                                                                      -------               -------                  -------
      Total loans .......................................             $45,429               $ 5,471                  $50,900
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

      One-to-Four Family Residential Real Estate Loans. The primary lending activity of the Association has been and continues to be the origination of loans secured by single-family residences. At December 31, 2004, $37.7 million, or 59.24%, of its total loan portfolio, before net items, consisted of one-to-four family residential loans.

      The loan-to-value ratio, maturity and other provisions of the loans made by the Association generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions and underwriting standards established by the Association. The Association's current lending policy on one- to-four family residential loans generally limits the maximum loan-to-value ratio to 90% of the appraised value of the property. These loans are amortized on a monthly basis with principal and interest due each month and generally include "due-on-sale" clauses.

      Substantially all of the Association's one-to-four family residential loans have fixed rates of interest. Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Although it has been the Association's practice to retain all of the one- to-four family residential loans, its fixed-rate loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the Freddie Mac, and other investors in the secondary mortgage market. At December 31, 2004, $37.6 million, or 99.79%, of the Association's one-to-four family residential mortgage loans were fixed-rate loans.

      Of the $37.7 million of one-to-four family residential loans held by the Association at December 31, 2004, $709, 000 consisted of second mortgage loans. These loans are secured by the underlying equity in the borrower's residence. The Association holds the first mortgage on virtually all of the properties that secure its second mortgage loans. The amount of the Association's second mortgage loans generally cannot exceed the lesser of an aggregate loan-to-value ratio combining the first and the second lien of 90% or $100,000. These loans are typically three-to-five year balloon loans with fixed rates and contain an on-demand clause that allows the Association to call the loan in full at any time.

      Commercial Real Estate Loans. The Association began to emphasize the origination of commercial real estate loans in 2001 as part of its strategy to diversify its loan portfolio. In order to implement its lending strategy of serving commercial real estate customers, the Association hired in 2001 an experienced senior loan officer and established prudent procedures for originating commercial real estate loans. Commercial real estate loans generally have interest rates that are higher than interest rates on one-to-four family residential loans because they usually involve a higher degree of risk than loans secured by residential property. The Association's commercial real estate loans consist primarily of loans secured by land, storefront retail and office buildings, churches and schools. Substantially all of the Association's commercial real estate loans were secured by properties located within its market area. At December 31, 2004, the Association's commercial real estate loans amount to $9.47 million, or 14.87% of its total loan portfolio, before net items, compared to $8.97 million, or 15.02% of its total loan portfolio at December 31, 2003.

      The Association's commercial real estate loans have a maximum loan-to-value ratio of 80%. The terms of each commercial real estate loan are negotiated on a case-by-case basis, although these loans are generally structured as three-to-five year balloon loans with either fixed rates or variable rates tied to the Wall Street Journal prime rate with a 10- to 15-year amortization schedule. In determining whether to make a commercial real estate loan, the Association considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. In most cases the Association obtains personal guarantees from the borrowers. The Association has generally required that the properties securing these commercial real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of 1.2x. The Association requires written appraisals prepared by a certified independent appraiser of all properties securing commercial real estate loans greater than $250,000. At December 31, 2004, the average individual loan balance of the loans in the Association's commercial real estate portfolio was approximately $121,000 and its largest commercial real estate loan at such date was $958,000. This loan was current at December 31, 2004.

      The land loans in the Association's commercial real estate loan portfolio are secured primarily by income producing properties, such as land utilized for growing timber. A small percentage of the land loans are for development of residential property. The Association's land loans typically are three-to-five year balloon loans. At December 31, 2004, the Association had $2.70 million in land loans (which amount is included in the 9.47 million aggregate balance of commercial real estate loans)which loans had an average balance of $39,000. The Association's largest land loan at December 31, 2004 amounted to $375,000, which loan was current at December 31, 2004.

      Commercial real estate lending is generally considered to involve a higher degree of risk than one-to-four family residential lending. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers for rental or business properties. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the success of the operation of the related project and thus is typically affected by adverse conditions in the real estate market and in the economy. The Association generally attempts to mitigate the risks associated with its commercial real estate lending by, among other things, lending primarily to established businesses in its market area with existing operating performance which can be analyzed, requiring conservative debt coverage ratios, obtaining personal guarantees from the principals of the borrower and periodically monitoring the operation and physical condition of the collateral.

      Commercial Business Loans. The Association originates commercial business loans primarily to small business owners in its market area for purposes of working capital or equipment financing. These loans are typically secured by equipment, machinery, commercial real estate, and other corporate assets. The commercial business loans are usually one-to-five year loans with either fixed rates or variable rates of interest tied to the prime rate. During 2004, the Association continued to expand its activities in the commercial business lending market with originations totaling $12.6 million compared to $9.5 million in 2003. At December 31, 2004, the Association's commercial business loans amounted to $9.4 million, or 14.82%, of its total loan portfolio compared to $8.5 million, or 14.29% of its loan portfolio at December 31, 2003.

      Commercial business loans generally are considered to involve a greater risk than single- family residential mortgage loans. The Association attempts to minimize its risk exposure by limiting these loans to proven businesses and by obtaining personal guarantees from the principals of the borrower.

      Consumer Loans. The Association is authorized to make loans for a wide variety of personal or consumer purposes. The Association originates consumer loans in order to accommodate its customers and because such loans generally have shorter terms and higher interest rates than residential mortgage loans. The consumer loans offered by the Association consist of loans secured by deposit accounts with the Association, automobile loans, recreational vehicle loans, boat loans and other miscellaneous loans. As part of its lending strategy, the Association began to emphasize the origination of consumer loans in 2001. At December 31, 2004, $5.6 million, or 8.75% of the Association's total loan portfolio consisted of consumer loans compared to $3.8 million, or 6.32% of its total loan portfolio, before net items, at December 31, 2003.

      The Association offers loans secured by deposit accounts in the Association, which loans amounted to $1.8 million, or 2.76% of the Association's total loan portfolio, before net items, at December 31, 2004. Such loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. These loans typically are payable on demand with a maturity date of one year.

      The Association also offers loans for automobiles, primarily used, boats and recreational vehicles, unsecured and other. Such loans have terms of no more than 54 months and a maximum loan-to-value ratio of 75%. At December 31, 2004, the Association's automobile, boat and recreational vehicle loans amounted to $3.0 million, or 4.65% of its total loan portfolio, before net items.

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

      Construction Loans. The Association also originates loans for the construction of one-to- four family residences. At December 31, 2004, $1.5 million, or 2.32% of the Association's total loan portfolio, before net items, consisted of residential and commercial construction loans. The Association's construction loans are typically made for the construction of pre-sold homes and typically are six-month fixed-rate loans which require the payment of interest only during the construction phase.

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

      Construction lending generally involves a higher degree of risk than one-to-four family permanent mortgage lending because of the greater potential for disagreements between borrowers and builders and the failure of builders to pay subcontractors. Additional risk often exists because of the inherent difficulty in estimating both a property's value upon completion of construction and the estimated construction costs. If the estimate of the value upon completion proves to be inaccurate, the Association may be confronted with a property whose value is insufficient to assure full repayment.

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

      Real estate and other assets acquired by the Association as a result of foreclosure or by deed- in-lieu of foreclosure are classified as real estate owned until sold. The Association did not have any real estate owned at December 31, 2004 and 2003.

      Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 2004, in dollar amounts and as a percentage of the Association's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                                      December 31, 2004
                                              -------------------------------------------------------------------
                                                    30-59                   60-89               90 or More Days
                                                 Days Overdue            Days Overdue                Overdue
                                              ------------------     ------------------       -------------------
                                                         Percent                Percent                  Percent
                                                        of Total               of Total                  of Total
                                              Amount      Loans      Amount      Loans        Amount      Loans
                                              ------    --------     ------    --------       ------     --------
                                                                   (Dollars in Thousands)
Real estate loans:
   One-to-four family .................        $498        0.78%      $ 56        0.09%        $624         .98%
   Commercial and Land ................          34        0.00         --          --           45         .07
   Construction .......................          --          --         --          --           --          --
Commercial business ...................          61        0.10         --          --           49         .08
Consumer loans ........................         151        0.24         40         .06           50         .08
                                               ----        ----       ----        ----         ----        ----
   Total loans ........................        $744        1.12%      $ 96        0.15%        $768        1.21%
                                               ----        ====       ====        ====         ====        ====

Non-Performing Assets. The following table presents information with respect to the Association's nonperforming assets at the dates indicated.

                                                                            At December 31,
                                                                          -------------------
                                                                          2004           2003
                                                                          ----           ----
                                                                         (Dollars in Thousands)
      Nonaccruing loans:
         Real estate loans:
            One-to-four family ..................................         $129           $ 30
            Commercial ..........................................           45             21
            Construction ........................................           --             --
         Commercial business ....................................           --             --
         Consumer loans .........................................           --              7
                                                                          ----           ----
            Total nonaccruing loans .............................          174             58
      Accruing loans delinquent 90 days or more(1) ..............          594            284
      Real estate owned .........................................           --             --
                                                                          ----           ----
            Total nonperforming assets(2) .......................          768            342
      Troubled debt restructurings ..............................           12             14
                                                                          ----           ----

      Troubled debt restructurings and total
         nonperforming assets ...................................         $780           $356
                                                                          ====           ====
      Total nonperforming assets and troubled debt
           restructurings as a percentage of total assets .......         0.73%          0.35%
                                                                          ====           ====

----------
(1)   This figure includes properties that are in bankruptcy.

(2)   Nonperforming assets consist of nonperforming loans and real estate owned.

(3) This figure includes a residential loan with a balance of approximately $243,000 that was brought current in February of 2005.

      If the $174,000 of nonaccruing loans of the Association had been current in accordance with their terms during 2004, the gross income on such loans would have been approximately $6,300. There were $58,000 in nonaccruing loans at December 31, 2003.

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

      The Association's total classified assets at December 31, 2004 amounted to $788,000, all of which was classified as substandard, substantially all of which consist of nonperforming assets and troubled debt restructurings. The largest classified asset at December 31, 2004 was a mortgage loan secured by a residential property with a balance of approximately $243,000, which is also a non- performing loan. As of December 31, 2004, the Association had no property in real estate owned. The Association's classified assets as of December 31, 2004 included all of its nonperforming assets plus $20,000 of delinquent interest.

      Allowance for Loan Losses. At December 31, 2004, the Association's allowance for loan losses amounted to $877,000, or 1.38% of its total loan portfolio, before net items. The allowance for loan losses is maintained at a level believed, to the best of management's knowledge, to cover all known and inherent losses in the portfolio which are both probable and reasonable to estimate at each reporting date. The level of allowance for loan losses is based on management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing conditions. The Association is primarily engaged in originating single-family residential loans. Due to the Association's implementation of a strategy to diversify its loan portfolio into commercial and consumer loans, it reallocated its allowance for loan losses in 2003. The management of the Association considers the deficiencies of all classified loans in determining the amount of allowance for loan losses required at each reporting date. Management analyzes the probability of the correction of the substandard loans' weaknesses and the extent of any known or inherent losses that the Association might sustain on them. It determined that no additional provision was necessary for those loans as of the reporting dates.

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

                                                                             December 31,
                                                          ---------------------------------------------------
                                                                  2004                           2003
                                                          ----------------------       ----------------------
                                                                     Percent of                   Percent of
                                                                      Loans in                     Loans in
                                                                        Each                         Each
                                                                     Category to                  Category to
                                                          Amount     Total Loans       Amount     Total Loans
                                                          ------     -----------       ------     -----------
                                                                        (Dollars in Thousands)
      Allocated:
      Real estate loans:
         One-to-four family ......................         $130          59.24%         $130          60.70%
         Commercial ..............................          229          14.87           200          15.02
         Construction ............................           18           2.32            50           3.67
      Commercial business ........................          400          14.82           400          14.29
      Consumer loans .............................          100           8.75           100           6.32
      Unallocated ................................           --             --            13             --
                                                           ----         ------          ----         ------
           Total .................................         $877         100.00%         $893         100.00%
                                                           ====         ======          ====         ======

      The following table sets forth an analysis of the Association's allowance for loan losses and other ratios at or for the dates indicated.

                                                                   Year Ended December 31,
                                                                  ------------------------
                                                                   2004              2003
                                                                  -------          -------
                                                                    (Dollars in Thousands)
      Total loans outstanding ....................                $63,665          $59,705
      Average loans outstanding, net .............                 60,684           56,690
      Balance of allowance at beginning of
          period .................................                    893              907
      Charge-offs:
      Real estate loans:
         One-to-four family ......................                     --                4
         Commercial ..............................                     --               --
         Construction ............................                     --               --
      Commercial business ........................                     --               --
      Consumer loans .............................                     20               11
                                                                  -------          -------
           Total charge-offs .....................                     20               15
                                                                  -------          -------
      Recoveries:
      Real estate loans:
         One-to-four family ......................                     --               --
         Commercial ..............................                     --               --
         Construction ............................                     --               --
      Commercial business ........................                     --               --
      Consumer loans .............................                      4                1
                                                                  -------          -------
           Total recoveries ......................                      4                1
                                                                  -------          -------
      Net charge-offs ............................                     16               14
      Provision for losses on loans ..............                     --               --
                                                                  -------          -------
      Balance at end of period ...................                $   877          $   893
                                                                  =======          =======
      Allowance for loan losses as a
         percent of total loans outstanding ......                   1.38%            1.50%
                                                                  =======          =======
      Allowance for loan losses as a
         percent of total nonperforming
         loans(1) ................................                 114.19%          261.11%
      Ratio of net charge-offs to
         average loans outstanding, net ..........                    .03%             .02%
                                                                  =======          =======

----------
(1) Total nonperforming loans consist of total nonaccruing loans and accruing loans delinquent 90 days or more.

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

      The following table sets forth information relating to the amortized cost and fair value of the Association's mortgage-backed and investment securities.

                                                                                            December 31,
                                                                   ------------------------------------------------------------
                                                                              2004                              2003
                                                                   --------------------------       ---------------------------
                                                                   Amortized                        Amortized
                                                                     Cost          Fair Value          Cost          Fair Value
                                                                   ---------       ----------       ----------       ----------
                                                                                            (In Thousands)
      Held to maturity:
         U.S. Government and agencies ....................          $    --          $    --          $    --          $    --
         Mortgage-backed securities ......................            1,087            1,113            1,328            1,376
         Certificates of deposit .........................            1,010            1,010               --               --
      Available for sale:
         U. S. Government and agencies ...................              498              515              497              532
         Mutual fund .....................................            8,697            8,611            6,317            6,283
         Mortgage-backed securities ......................           23,893           23,876           27,181           27,049
         FHLMC stock .....................................               12              940               16              927
         Municipal bonds .................................              230              232               --               --
                                                                    -------          -------          -------          -------
       Total .............................................          $35,427          $36,297          $35,339          $36,167
                                                                    =======          =======          =======          =======

      The following table sets forth the amount of the Association's mortgage-backed and investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2004. The amounts reflect the fair value of the Association's securities at December 31, 2004.

                                                                               Contractually Maturing
                                             ---------------------------------------------------------------------------------------

                                                       Weighted          Weighted            Weighted             Weighted
                                             Under 1    Average   1-5     Average     6-10    Average    Over 10   Average
                                               Year     Yield     Years    Yield      Years    Yield      Years     Yield      Total
                                             -------   --------   -----  --------     -----  --------     -----   --------     -----
                                                                            (Dollars in Thousands)
U.S. Government and agencies ............    $    --      --%    $   515    5.07%    $    --      --%    $    --    3.54%    $   515
Mortgage-backed securities ..............         29    5.38       1,400    5.71          88    4.23      23,472      --      24,989
Municipal bonds .........................         --      --          --      --         232    3.35          --      --         232
Certificate of deposit ..................        110    2.09         900    3.13          --      --          --      --       1,010
                                             -------    ----     -------    ----     -------    ----     -------    ----     -------
     Total ..............................    $   139    2.78%    $ 2,815    4.77%    $   320    3.59%    $23,472    3.54%    $26,746
                                             =======    ====     =======    ====     =======    ====     =======    ====     =======

      Mortgage-backed securities represent a participation interest in a pool of one- to-four family or multi-family mortgages. The mortgage originators use intermediaries (generally U.S. Government agencies and government-sponsored enterprises) to pool and repackage the participation interests in the form of securities, with investors receiving the principal and interest payments on the mortgages. Such U.S. Government agencies and government-sponsored enterprises guarantee the payment of principal and interest to investors.

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

      In addition to investments in various types of mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, the Association also invests in a mutual fund that invests primarily in adjustable-rate mortgage-backed and mortgage-related securities issued by those same entities as well as in securities of that type issued by private companies. As of December 31, 2004, the Association had a $8.7 million investment in this mutual fund.

      Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Association. The Association has also invested a maximum of $100,000 each in various certificates of deposits with maturities of up to five years. The interest is paid monthly to the Association. The Association invested in a municipal bond with a maturity of 2011. The interest is paid annually to the Association.

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

                                                                               December 31,
                                                             -----------------------------------------------------
                                                                      2004                           2003
                                                             -----------------------       -----------------------
                                                                          Percent of                    Percent of
                                                             Amount        Deposits        Amount        Deposits
                                                             ------       ----------       ------       ----------
                                                                           (Dollars in Thousands)
      Transaction accounts:
         Demand deposits ............................        $11,006         15.58%        $ 8,981         13.18%
         Savings deposits ...........................         14,022         19.84          12,268         18.01
                                                             -------        ------         -------        ------
           Total transaction accounts ...............         25,028         35.42          21,249         31.19
                                                             -------        ------         -------        ------
      Certificate accounts:
         0.00% - 1.99% ..............................          4,642          6.57           9,437         13.85
         2.00% - 2.99% ..............................         37,178         52.61          32,425         47.60
         3.00% - 3.99% ..............................          3,817          5.40           4,757          6.98
         4.00% - 4.99% ..............................             --            --             253           .37
                                                             -------        ------         -------        ------
           Total certificate accounts ...............         45,637         64.58          46,872         68.81
                                                             -------        ------         -------        ------
           Total deposits ...........................        $70,665        100.00%        $68,121        100.00%
                                                             =======        ======         =======        ======

      The following table sets forth the deposit activities of the Association during the periods indicated.

                                                                               Year Ended December 31,
                                                                            ----------------------------
                                                                              2004                2003
                                                                            ---------          ---------
                                                                                    (In Thousands)
      Total deposits at beginning of period ..................              $  68,121          $  56,856
      Deposits ...............................................                213,218            167,954
      Withdrawals ............................................               (212,014)          (158,120)
                                                                            ---------          ---------
      Net deposits ...........................................                  1,204              9,834
      Interest credited ......................................                  1,340              1,431
                                                                            ---------          ---------
         Total deposits at end of period .....................              $  70,665          $  68,121
                                                                            =========          =========

      The following table shows the interest rate and maturity information for the Association's certificates of deposit at December 31, 2004.

                                                                  Maturity Date
                           ------------------------------------------------------------------------------------
Interest Rate              One Year or Less   Over 1-2 Years      Over 2-3 Years     Over 3 Years        Total
-------------              ----------------   --------------      --------------     ------------       -------
                                                                  (In Thousands)
0.00% - 1.99%                   $ 4,642            $    --            $    --           $    --         $ 4,642
2.00% - 2.99%                    33,615              3,476                 87                --          37,178
3.00% - 3.99%                     1,985              1,832                 --                --           3,817
                                -------            -------            -------           -------         -------
  Total                         $40,242            $ 5,308            $    87           $    --         $45,637
                                =======            =======            =======           =======         =======

      As of December 31, 2004, the aggregate amount of outstanding certificates of deposit at the Association in amounts greater than or equal to $100,000, was approximately $12.4 million. The following table presents the maturity of these time certificates of deposit at such dates.

                                                                December 31,
                                                                    2004
                                                               --------------

                                                               (In Thousands)

3 months or less ...........................................       $ 1,763
Over 3 months through 6 months .............................         5,093
Over 6 months through 12 months ............................         3,995
Over 12 months .............................................         1,559
                                                                   -------
                                                                   $12,410
                                                                   =======

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

      As of December 31, 2004, the Association was permitted to borrow up to an aggregate total of $56.7 million from the Federal Home Loan Bank of Dallas. The Association had $17.2 million and $13.5 million of Federal Home Loan Bank advances outstanding at December 31, 2004 and December 31, 2003, respectively. The Association has not utilized other types of borrowings such as securities sold under agreements to repurchase.

      The following table shows certain information regarding the short-term borrowings of the Association at or for the dates indicated:

                                                                      At or for the Year Ended
                                                                             December 31,
                                                                      ------------------------
                                                                        2004             2003
                                                                      -------          -------
                                                                        (Dollars in Thousands)
Federal Home Loan Bank advances:
      Average balance outstanding ..............................      $17,016          $ 7,862
      Maximum amount outstanding at any
        month-end during the period ............................       19,050           13,500
      Balance outstanding at end of period .....................       17,200           13,500
      Average interest rate during the period ..................         1.46%            1.44%
      Weighted average interest rate at end of period ..........         2.01%            1.17%

No Subsidiaries

      At December 31, 2004, the Association had no subsidiaries.

Total Employees

      The Association had 17 full-time employees and two part-time employees at December 31, 2004. None of these employees are represented by a collective bargaining agent, and the Association believes that it enjoys good relations with its personnel.

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

      The population of Webster Parish in 2000 was approximately 42,000. The population growth rate for Webster Parish has been slightly negative since 1990. The projected population growth rate is less than the projected rates for Louisiana and the United States. Average household income for Webster Parish is below Louisiana and national averages. The annual unemployment rate for Webster Parish was 6.7% for 2004 as compared to the overall unemployment rate for the United States as of 2004 of 5.1%.

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

      Federal Securities Laws. The Company's common stock is registered with the SEC under the Securities Act of 1933 (the "Securities Act") and Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). The Company is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Exchange Act. Pursuant to Office of Thrift Supervision regulations and the plan of stock issuance, the Company agreed to maintain such registration for a minimum of three years following the completion of the reorganization in July 2002.

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

Sarbanes-Oxley Act of 2002.

      On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which is empowered to enforce auditing, quality control and independence standards, the Sarbanes-Oxley Act restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client require pre-approval by the company's audit committee members. In addition, the audit partners must be rotated. The Sarbanes-Oxley Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Sarbanes-Oxley Act, attorneys are required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

      Longer prison terms were legislated for corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Sarbanes-Oxley Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution (FAIR) provision also requires the SEC to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies for any material changes in their financial condition or operations and certain other events. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

      The Sarbanes-Oxley Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm" (RPAF). Audit Committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert," as such term is defined by the SEC, and if not, why not. Under the Sarbanes-Oxley Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Sarbanes-Oxley Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. The Sarbanes-Oxley Act also will require inclusion of an internal control report and assessment by management in the annual report to shareholders. The Sarbanes-Oxley Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the company's internal controls. In addition, the Sarbanes-Oxley Act requires that each financial report required to be prepared in accordance with, or reconciled to, generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

Minden Building and Loan Association

      General. As part of the reorganization, the Association converted from a Louisiana- chartered mutual building and loan association to a Louisiana-chartered stock building and loan association. The Louisiana Office of Financial Institutions is the Association's chartering authority and the Office of Thrift Supervision is its primary federal regulator. The Louisiana Office of Financial Institutions and the Office of Thrift Supervision have extensive authority over the operations of Louisiana-chartered savings institutions. As part of this authority, Louisiana-chartered savings institutions are required to file periodic reports with the Louisiana Office of Financial Institutions and the Office of Thrift Supervision and are subject to periodic examinations by the Louisiana Office of Financial Institutions, the Office of Thrift Supervision and the Federal Deposit Insurance Corporation ("FDIC "). The Association also is subject to regulation by the FDIC and to requirements established by the Federal Reserve Board. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision is primarily intended for the protection of depositors and the Savings Association Insurance Fund ("SAIF").

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

      Core capital generally consists of common stockholders' equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. The Association had no intangible assets at December 31, 2004. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect the Association's regulatory capital.

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

      At December 31, 2004, the Association exceeded all of its regulatory capital requirements, with tangible, core and total risk-based capital ratios of 14.65%, 14.65% and 30.29%, respectively.

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

                                                      Total                        Tier 1                      Tier 1
      Capital Category                         Risk-Based Capital            Risk-Based Capital           Leverage Capital
---------------------------------              ------------------            ------------------           ----------------
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

      At December 31, 2004, the Association was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

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

      Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for Office of Thrift Supervision approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company (as well as certain other institutions) still must file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution. The Association paid a dividend of $2.0 million to Minden Mutual Holding Company in 2004 after receipt of non-objection from the Office of Thrift Supervision.

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

      o     home equity loans;

      o     most mortgage-backed securities;

      o     stock issued by one of the 12 FHLBs; and

      o     direct or indirect obligations of the FDIC.

In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans (limited to 10% of total portfolio assets); and stock issued by Freddie Mac or Fannie Mae. Portfolio assets consist of total assets minus the sum of (1) goodwill and other intangible assets, (2) property used by the savings institution to conduct its business, and (3) liquid assets up to 20% of the institution's total assets. At December 31, 2004, the qualified thrift investments of the Association were approximately 74.75% of its portfolio assets.

      Federal Home Loan Bank System. The Association is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At December 31, 2004, the Association had $17.2 million of FHLB advances.

      As a member, the Association is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At December 31, 2004, the Association had $1.02 million in FHLB stock, which was in compliance with this requirement.

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

      Louisiana Regulation. As a Louisiana-chartered building and loan association, the Association also is subject to regulation and supervision by the Louisiana Office of Financial Institutions. The Association is required to file periodic reports with and is subject to periodic examinations at least once every four years by the Louisiana Office of Financial Institutions. In addition, the Association is required by Louisiana law and regulations to comply with certain reserve and capital requirements. At December 31, 2004, the Association was in compliance with all applicable reserve and capital requirements.

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

      The investment authority of Louisiana-chartered building and loan associations is broader in many respects than that of federally chartered savings associations. However, state-chartered savings associations, such as the Association, are generally prohibited from acquiring or retaining any equity investment, other than certain investments in service corporations, of a type or in an amount that is not permitted for a federally chartered savings association. This prohibition applies to equity investments in real estate (except those held through a service corporation or subsidiary of the Association), investments in equity securities and any other investment or transaction that is in substance an equity investment, even if the transaction is nominally a loan or other permissible transaction. At December 31, 2004, the Association was in compliance with such provisions.

      Furthermore, state-chartered savings associations may not engage as principal in any activity not permitted for federal associations unless the FDIC has determined that such activity would pose no significant risk to the affected deposit insurance fund and the association is in compliance with the fully phased-in capital standards prescribed under federal regulations. When certain activities are permissible for a federal association, the state association may engage in the activity in a higher amount if the FDIC has not determined that such activity would pose a significant risk of loss to the affected deposit insurance fund and the association meets the fully phased-in capital requirements. This increased investment authority does not apply to investments in nonresidential real estate loans. At December 31, 2004, the Association had no investments which were affected by the foregoing limitations.

      Under Louisiana law, a Louisiana-chartered building and loan association may establish or maintain a branch office anywhere in Louisiana with prior regulatory approval. In addition, an out-of- state building and loan association or holding company may acquire a Louisiana-chartered building and loan association or holding company if the Louisiana Office of Financial Institutions determines that the laws of such other state permit a Louisiana-chartered building and loan association or holding company to acquire a building and loan association or holding company in such other state. Any such acquisition would require the out-of-state entity to apply to the Louisiana Office of Financial Institutions and receive approval from the Louisiana Office of Financial Institutions.

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

      Bad Debt Reserves. In August 1997, legislation was enacted that repealed the reserve method of accounting (including the percentage of taxable income method) previously used by many savings institutions to calculate their bad debt reserve for federal income tax purposes. Savings institutions with $500 million or less in assets may, however, continue to use the experience method. The Association must recapture that portion of its reserve which exceeds the amount that could have been taken under the experience method for post-1987 tax years. At December 31, 2004, the Association did not have any post- 1987 excess reserves. The legislation also requires savings institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. This change in accounting method and recapture of excess bad debt reserves is adequately provided for in the Association's deferred tax liability.

      At December 31, 2004, the federal income tax reserves of the Association included $1.3 million for which no federal income tax has been provided. Because of these federal income tax reserves, the retained earnings of the Association are substantially restricted.

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

      Capital Gains and Corporate Dividends-Received Deduction. Corporate net capital gains are taxed at a maximum rate of 34%. Corporations which own 20% or more of the stock of a corporation distributing a dividend may deduct 80% of the dividends received. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of the dividends received. However, a corporation that receives dividends from a member of the same affiliated group of corporations may deduct 100% of the dividends received.

      Other Matters. Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans. Individuals are currently not permitted to deduct interest on consumer loans. Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect the Association.

      The Association's federal income tax returns for the tax years ended 2004, 2003 and 2002 are open under the statute of limitations and are subject to review by the IRS. The Association has not been audited by the Internal Revenue Service during the last five years.

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

Various items may also be subtracted in calculating a company's capitalized earnings. The Company paid $168,000 in Louisiana Shares Tax for the year ended December 31, 2004.

Item 2. Description of Property.
--------------------------------

Properties

      At December 31, 2004, the Association conducted its business from its headquarters office located in Minden, Louisiana.

      The following table sets forth certain information relating to the Association's offices at December 31, 2004.

                                                      Lease              Net Book Value of
                                   Owned or         Expiration              Property at                  Deposits at
   Location                         Leased             Date              December 31, 2004            December 31, 2004
   ---------------------          ----------       ------------        ---------------------        ---------------------
                                                                                         (In Thousands)
   415 Main Street (1)              Owned               NA                    $2,096                     $70,665
   Minden, Louisiana

      (1) Includes the adjacent parking lot.

      During 2004, the Association acquired property on Homer Road in Minden, Louisiana for further expansion purposes at a cost of approximately $750,000.

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

Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      The information required herein is incorporated by reference from page 3 of the Company's 2004 Annual Report to Stockholders filed as Exhibit 13 hereto ("2004 Annual Report"). Information for equity- based compensation arrangements is incorporated by reference from Item 10 hereof.

            The  following  table  contains   information  about  the  Company's
purchases of its equity securities pursuant to its stock repurchase plans during the quarter ended December 31, 2004.

                                                                             Total Number of        Maximum Number of
                                                                            Shares Purchased         Remaining Shares
                                          Total Number                        as Part of a             that May Be
          Period                           of Shares       Average Price        Publicly           Purchased Under the
                                           Purchased      Paid per Share     Announced Plan                Plan
----------------------------------------------------------------------------------------------------------------------
October 1 - October 31, 2004                    --                --                 --                  33,439

November 1 - November 30, 2004                  --                --                 --                  33,439

December 1 - December 31, 2004              18,000            $21.05             18,000                  15,439
                                            ------            ------             ------

Total                                       18,000            $21.05             18,000                  15,439
                                            ======            ======             ======

      On September 16, 2004 the Company announced that its Board of Directors authorized the second stock repurchase plan for up to 31,000 shares of the Company's outstanding common shares. At that time, it had 2,439 shares remaining to be repurchased on its first repurchase program announced on September 23, 2003. Since the announcement the shares remaining in the first repurchase plan were repurchased in December 2004. Since the announcement of the second repurchase plan through December 31, 2004, the Company has purchased 15,561 shares in connection with such plan at an average price per share of $21.05. There is no expiration period for the second stock repurchase plan.

Item 6. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

      The information required herein is incorporated by reference from pages 6 to 17 of the 2004 Annual Report.

Item 7. Financial Statements.
-----------------------------

      The information required herein is incorporated by reference from pages 18 to 40 of the 2004 Annual Report.

Item 8. Changes in and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
---------------------

      Not applicable

Item 8 A. Controls and Procedures.
----------------------------------

      Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of December 31, 2004. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

      No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended December 31, 2004 that has materially affected or is affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8 B. Other Information.
----------------------------

      There is no information to be reported on Form 8-K that has not already been reported pursuant thereto.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant; Promoters and
-------------------------------------------------------------------------
Control Persons; Compliance with Section 16(a) of the Exchange Act.
-------------------------------------------------------------------

      The information required herein is incorporated by reference to "Election of Directors," "Nominees for Directors," "Directors whose Terms are Continuing," "Executive Officers Who Are Not Directors," and "Section 16 (a) Beneficial Ownership Compliance" in the definitive proxy statement of the Company for the Annual Meeting of Stockholders which as of the date hereof is expected to be held on May 10, 2005, which will be filed with the SEC prior to April 29, 2005 ("Proxy Statement").

      The Company has adopted a Conflict of Interest Policy that applies to its principal executive officer and principal financial officer, as well as other officers, employees and directors of the Company and the Association. A copy of the Conflict of Interest Policy is available upon request. The request should be submitted in writing to Mr. Michael P. Burton, Secretary, Minden Bancorp Inc., 415 Main Street, Minden, LA 71058.

Item 10. Executive Compensation.
--------------------------------

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
Related Stockholder Matters.
----------------------------

      The   information   required   herein  is  incorporated  by  reference  to
"Beneficial   Ownership  of  Common  Stock  by  Certain  Beneficial  Owners  and
Management" in the Proxy Statement.

      The following table provides information as of December 31, 2004 with respect to shares of Common Stock that may be issued under the Company's existing equity compensation plans which include the 2003 Stock Option Plan and the 2003 Recognition and Retention Plan and Trust Agreement (collectively, the "Plans"). Each of the Plans has been approved by the Company's stockholders.

                                                                                      Number of securities
                              Number of securities                                  remaining available for
                               to be issued upon            Weighted-average         future issuance under
                                  exercise of              exercise price of          equity compensation
                              outstanding options,            outstanding              plans (excluding
                                    warrants                    options,            securities reflected in
                                   and rights             warrants and rights             column (a))
     Plan Category                     (a)                         (b)                         (c)
------------------------     ---------------------       ----------------------     ------------------------
Equity compensation
plans approved by
security holders                    68,239(1)                    $15.375(1)                      23,411(2)
Equity compensation
plans not approved by
security holders(4)                      0                            NA                              0
                                    ------                                                       ------

      Total                         68,239                       $15.375                         23,411
                                    ======                       =======                         ======

----------
(1) Included in such number are 18,354 shares which are subject to restricted stock grants. The weighted average exercise price excludes restricted stock grants.

(2) Included in such number are 7,832 shares available for grant under the 2003 Recognition and Retention Plan and Trust Agreement.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

      The   information   required   herein  is  incorporated  by  reference  to
"Management Compensation- Transactions with Certain Related Persons" in the Proxy Statement.

Item 13. Exhibits.
------------------

      (a) (1)The following documents are filed as part of this report and are incorporated herein by reference from the Company's 2004 Annual Report:

            Report of Independent Certified Public Accountants.

            Consolidated Statements of Financial Condition as of December 31, 2004 and 2003.

            Consolidated Statements of Earnings for the Years Ended December 31, 2004 and 2003.

            Consolidated Statements of Shareholders' Equity for the Year Ended December 31, 2004 and 2003.

            Consolidated Statements of Cash Flows for the Year Ended December 31, 2004 and 2003.

            Notes to Consolidated Financial Statements.

            (2)The following exhibits are filed as part of the Form 10-KSB, and this list includes the Exhibit Index:

      No.           Exhibits
    ------      ----------------------------------------------------------------
     3.1        Federal Stock Charter of Minden Bancorp, Inc.*

     3.2        Bylaws of Minden Bancorp, Inc.*

     4.0        Form of Stock Certificate of Minden Bancorp, Inc.*

     10.1       2003 Stock Option Plan** (1)

     10.2       2003 Recognition and Retention Plan and Trust Agreement**(1)

     10.3       Supplemental Executive Retirement Plan (1)

     10.4       Employment Agreement with A. David Evans (1)

     13.0       Annual Report to Stockholders

     21.0       List of Subsidiaries

                (See "Item I. Business - No Subsidiaries" in this Form 10-KSB)

     23.0       Consent of Heard, McElroy, and Vestal LLP

     31.1 Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

     31.2 Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

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

(1)   Consists of management contract compensatory plan.

(b)   Reports filed on Form 8-K.

Item 14. Principal Accountant Fees and Services
-----------------------------------------------

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

                                     Date: March 30, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Name                          Title                    Date
      --------------------------      -----------------------     --------------

      /s/ A. David Evans              Director, President and     March 30, 2005
      --------------------------      Chief Executive Officer
      A. David Evans

      /s/ Russell A. Adams            Director                    March 30, 2005
      --------------------------
      Russell A. Adams

      /s/ John B. Benton, Jr.         Director                    March 30, 2005
      --------------------------
      John B. Benton, Jr.

      /s/ John P. Collins             Director                    March 30, 2005
      --------------------------
      John P. Collins

      /s/ Michael S. Harper           Director                    March 30, 2005
      --------------------------
      Michael S. Harper

      /s/ A. Loye Jones               Director                    March 30, 2005
      --------------------------
      A. Loye Jones

      /s/ F. Dare Lott, Jr.           Director                    March 30, 2005
      --------------------------
      F. Dare Lott, Jr.

                 Name                          Title                    Date
      --------------------------      -----------------------     --------------

      /s/ Michael W. Wise             Director                    March 30, 2005
      --------------------------
       Michael W. Wise

      /s/ R. E. Woodard, III          Director                    March 30, 2005
      --------------------------
      R. E. Woodard, III

      /s/ Becky T. Harrell            Chief Financial Officer     March 30, 2005
      --------------------------      and Chief Accounting
      Becky T. Harrell                Officer

                              MINDEN BANCORP, INC.

                               2004 ANNUAL REPORT

                                 TO STOCKHOLDERS

                                TABLE OF CONTENTS

================================================================================

                                                                            Page

President's Letter to Stockholders.............................................1

Business of Minden Bancorp, Inc................................................2

Market Price of Minden Bancorp Common Shares and Related Stock Matters.........3

Selected Consolidated Financial and Other Data.................................4

Management's Discussion and Analysis of Financial Condition and Results
   of Operations...............................................................6

Report of Independent Certified Public Accountants............................18

Consolidated Statements of Balance Sheets.....................................19

Consolidated Statements of Income.............................................21

Consolidated Statements of Equity.............................................23

Consolidated Statements of Cash Flows.........................................24

Notes to Consolidated Financial Statements....................................27

Directors and Executive Officers..............................................41

Banking Locations and Stockholder Information.................................42

                       PRESIDENT'S LETTER TO STOCKHOLDERS
================================================================================

      On behalf of your board of directors, senior management, and all of the Minden Bancorp, Inc. employees, it is our pleasure to deliver our third annual report that details the performance of your company in 2004.

      Founded in 1910, Minden has a proud tradition of providing financial services to the residents of the city of Minden and neighboring communities in northwestern Louisiana. The completion of our mutual holding company reorganization in 2002 and the concurrent stock offering which raised net proceeds of $5.4 million not only enhanced our ability to provide a wide variety of financial services to our customers but also positioned us for the expansion and diversification of our business. In furtherance of that expansion, we purchased in December 2004, property in Minden on which to construct our second full-service banking facility. The site of our new bank is a 12.85 acre parcel of property located on Homer Road in Minden, the site of the first Wal-Mart. This state-of-the-art facility will offer easy and convenient banking to our customers and will include drive-though teller lanes and ATM access.
Groundbreaking on construction is expected to occur in June 2005 and we anticipate, subject to receipt of all regulatory approvals, to open the branch in early 2006.

      The year 2004 also saw the completion of our first stock repurchase program covering 39,278 shares and the announcement in September of our second repurchase program covering 31,000 shares or approximately 5.0% of our stock held by minority stockholders. By the end of December 2004, we had repurchased approximately 15,500 shares in our second repurchase program at an average cost of $21.05 per share. We will continue to evaluate strategies to enhance stockholder value.

      Our financial performance continued to be strong in 2004. Net income increased to $1.4 million for fiscal 2004 as compared to $1.2 million for fiscal 2003. The 16.9% increase in net income was in large part driven by the substantial improvement in net interest income while we were able to contain the growth in our operating expenses. The combination of the continued growth of our interest-earning assets and low interest rates resulted in record interest income. Our assets grew to $107.2 million, a $6.4 million or 6.4% increase, due primarily to a $4.5 million increase in our net loan portfolio.

      We believe our future is bright and is filled with great potential and opportunity. We are excited about the prospects for 2005 and beyond. Our challenge for the years ahead is to build upon the momentum we have already created and further position ourselves to strategically leverage Minden's strengths, seize new opportunities for increased profitability, and build upon our growing franchise value.

      Thank you for the trust you have placed in us.


                                           /s/ A. David Evans
                                           ------------------
                                           A. David Evans
                                           President and Chief Executive Officer

                        BUSINESS OF MINDEN BANCORP, INC.
================================================================================

      Minden Bancorp, Inc., a federal corporation ("Minden Bancorp" or the "Company), is a unitary savings and loan holding company which owns all of the outstanding common shares of Minden Building and Loan Association ("Minden" or the "Association"), a Louisiana-chartered building and loan association.

      Founded in 1910, Minden is a community and customer oriented stock savings association that conducts business out of its main office located in Minden, Louisiana. The Association's business consists principally of attracting deposits from the general public and using those funds to originate loans secured by one-to-four-family residential loans, commercial real estate loans, commercial business loans and consumer loans. Minden's profitability depends primarily on its net interest income, which is the difference between the income it receives on loans and other assets and its cost of funds, which consists of the interest paid on deposits and borrowings. At December 31, 2004, the Company had total assets of $107.2 million, liabilities of $88.8 million, including deposits of $70.7 million, and total shareholders' equity of $18.4 million.

      In  December  2001,  the Board of  Directors  of Minden  adopted a Plan of
Reorganization pursuant to which the Association converted to stock form and became a wholly owned subsidiary of the Company. In connection with the reorganization, the Company became a majority owned (55%) subsidiary of Minden Mutual Holding Company. The reorganization was consummated on July 2, 2002. The activities of the Company to date have been limited primarily to holding the stock of Minden.

      The Company is subject to regulation, supervision and examination by the Office of Thrift Supervision of the U.S. Department of Treasury (the "OTS"). As a Louisiana-chartered institution, Minden is subject to the regulation, supervision and examination of the Louisiana Office of Financial Institutions as well as to the jurisdiction of the OTS as its primary federal regulator and the Federal Deposit Insurance Corporation ("FDIC), which administers the Savings Association Insurance Fund. The FDIC insures deposits in Minden up to applicable limits.

                         MARKET PRICE OF MINDEN BANCORP
                  COMMON SHARES AND RELATED STOCKHOLDER MATTERS
================================================================================

      Minden Bancorp's common shares have been listed on the Over-the-Counter Electronic Bulletin Board since July 2, 2002, under the symbol "MDNB." Presented below are the high and low quarterly trading prices for Minden Bancorp's common shares for the period from January 1, 2003 to December 31, 2004. Such prices do not include retail financial markups, markdowns or commissions and may not represent actual transactions.

                     2004                                High        Low
      ---------------------------------                 ------      ------

      Quarter ended:

          March 31, 2004                                $23.00      $18.00

          June 30, 2004                                 $23.25      $19.50

          September 30, 2004                            $20.00      $19.00

          December 31, 2004                             $21.10      $19.35


                     2003                                High        Low
      ---------------------------------                -------      ------

      Quarter ended:

          March 31, 2003                                $16.00      $16.00

          June 30, 2003                                 $16.30      $16.30

          September 30, 2003                            $17.40      $17.40

          December 31, 2003                             $18.00      $18.00
      --------------------------------------------------------------------

      As of February 28, 2005, Minden Bancorp had 1,396,611 common shares outstanding held of record by approximately 234 stockholders. The number of stockholders does not reflect the number of persons or entities who may hold stock in nominee or "street" name through brokerage firms or others. The Company paid dividends $0.05 per share as of record date January 27, 2004, and $0.07 per share as of record dates April 30, 2004, July 26, 2004, and October 26, 2004 for a total of $0.26 per share for the year ended December 31, 2004. Dividends totaled $0.15 per share for the year ended December 31, 2003.

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
================================================================================

      Selected consolidated financial and other data does not purport to be complete and is qualified in its entirety by reference to the more detailed financial information, including the Consolidated Financial Statements and related Notes, appearing elsewhere herein.

                                                             At December 31,
                                                          --------------------
                                                            2004       2003
                                                          --------    --------
                                                         (Dollars in Thousands)
      Selected Balance Sheet and Other Data:

      Total assets ...................................     107,183     100,744
      Cash and cash equivalents(1) ...................       2,939       2,332
      Investment securities available for sale .......      34,174      34,791
      Investment securities held to maturity .........       1,010          --
      Mortgage-backed securities held to
         maturity ....................................       1,087       1,328
      Loans receivable, net ..........................      62,600      58,097
      Total deposits .................................      70,665      68,121
      FHLB Advances ..................................      17,200      13,500
      Total stockholders' equity .....................      18,381      18,171
      Number of full service offices .................           1           1

                                                         Year Ended December 31,
                                                         -----------------------
                                                            2004        2003
                                                          --------    --------
                                                             (In Thousands)
      Selected Operating Data:

      Total interest income ..........................    $  5,610    $  5,035
      Total interest expense .........................       1,583       1,551
                                                          --------    --------
      Net interest income ............................       4,027       3,484
      Provision for loan losses ......................          --          --
                                                          --------    --------
      Net interest income after
         provision for loan losses ...................       4,027       3,484
      Total other operating income ...................         321         388
      Total other operating expense ..................       2,281       2,107
      Income before income taxes .....................       2,067       1,765
      Income tax expense .............................         693         590
                                                          --------    --------
      Net income .....................................    $  1,374    $  1,175
                                                          --------    ========


                                                   (Footnotes on following page)

                                                                                  At or for the Year Ended
                                                                                        December 31,
                                                                                  ------------------------
                                                                                      2004          2003
                                                                                     ------        ------
      Selected Operating Ratios(2):

      Performance Ratios:
      Return on average assets ...............................................         1.30%         1.31%
      Return on average equity ...............................................         7.51          6.65
      Equity to assets at end of period ......................................        17.15         18.04
      Interest rate spread(3) ................................................         3.79          3.76
      Net interest margin(3) .................................................         4.03          4.12
      Average interest-earning assets to
         average interest-bearing liabilities ................................       115.26        119.69
      Net interest income after provision for loan losses to total
         other expenses ......................................................       176.55        165.35
      Total other expenses to average total assets ...........................         2.16          2.36
      Asset Quality Ratios:
      Non-performing loans to total
         loans at end of period(4) ...........................................         1.21           .57
      Non-performing assets to
         total assets at end of period(4) ....................................          .73           .35
      Allowance for loan losses to total
         loans at end of period ..............................................         1.38          1.50
      Allowance for loan losses to total non-performing loans at
         end of period(4) ....................................................       114.19        261.11
      Capital Ratios:(5)
      Tangible capital ratio .................................................        14.65%        17.47%
      Core capital ratio .....................................................        14.65         17.47
      Total capital ratio ....................................................        30.29         37.43

----------
(1)   Consists of cash and short-term interest-bearing deposits.

(2) With the exception of end of period ratios, all ratios are based on average daily balances.

(3) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average interest-earning assets.

(4) Non-performing loans consist of non-accrual loans and accruing loans that are contractually past due 90 days or more, and non-performing assets consist of non-performing loans and real estate acquired by foreclosure or deed-in-lieu thereof.

(5)   Percentages relate to Minden Building and Loan Association only.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

General

      The Company's profitability depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, investment securities and interest-earning deposits in other institutions, and interest expense on interest-bearing deposits and borrowings from the Federal Home Loan Bank of Dallas. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also depends, to a lesser extent, on noninterest income, provision for loan losses, noninterest expenses and federal income taxes. The Company had net income of $1.4 million in 2004 and $1.2 million in 2003.

      The Company's primary asset is Minden Building and Loan Association. Historically, Minden Building and Loan's business has consisted primarily of originating single-family real estate loans secured by property in its market area. Typically, single-family loans involve a lower degree of risk and carry a lower yield than commercial real estate, construction, commercial business and consumer loans. Minden Building and Loan's loans are primarily funded by certificates of deposit, which typically have a higher interest rate than passbook accounts. The combination of these factors has resulted in low interest rate spreads and returns on equity. Although in recent years Minden Building and Loan has significantly increased the amount of commercial real estate, consumer and commercial business loans originated, Minden Building and Loan presently anticipates that its business will continue to primarily consist of originating single-family real estate loans funded by deposits.

      The Company's operations and profitability are subject to changes in interest rates, applicable statutes and regulations and general economic conditions, as well as other factors beyond its control.

Forward-Looking Statements Are Subject to Change

      We make certain statements in this document as to what we expect may happen in the future. These statements usually contain the words "believe," "estimate," "project," "expect," "anticipate," "intend" or similar expressions. Because these statements look to the future, they are based on our current expectations and beliefs. Actual results or events may differ materially from those reflected in the forward-looking statements. You should be aware that our current expectations and beliefs as to future events are subject to change at any time, and we can give you no assurances that the future events will actually occur.

Exposure to Changes in Interest Rates

Minden Building and Loan's ability to maintain net interest income depends upon its ability to earn a higher yield on assets than the rates it pays on deposits and borrowings. Minden Building and Loan's interest-earning assets consist primarily of long-term residential mortgage loans which have fixed rates of interest. Consequently, Minden Building and Loan's ability to maintain a positive spread between the interest earned on assets and the interest paid on deposits and borrowings can be adversely affected when market rates of interest rise. In addition, Minden Building and Loan may be particularly susceptible to the risk of rising interest rates since long-term, fixed-rate mortgage loans continue to make up the dominant portion of its interest-earning assets.

      Quantitative Analysis. The Office of Thrift Supervision provides a quarterly report on the potential impact of interest rate changes upon the market value of portfolio equity. Management reviews the quarterly reports from the Office of Thrift Supervision which show the impact of changing interest rates on net portfolio value ("NPV"). NPV is defined as the net present value of the expected future cash flows of an entity's assets and liabilities and, therefore, theoretically represents the market value of Minden Building and Loan's net worth. Increases in the value of assets will increase the NPV whereas decreases in value of assets will decrease the NPV. Conversely, increases in the value of liabilities will decrease NPV whereas decreases in the value of liabilities will increase the NPV. The changes in value of assets and liabilities due to changes in interest rates reflect the interest rate sensitivity of those assets and liabilities as their values are derived from the characteristics of the asset or liability (i.e., fixed rate, adjustable rate, caps, floors) relative to the interest rate environment. For example, in a rising interest rate environment, the fair value of a fixed-rate asset will decline whereas the fair value of an adjustable-rate asset, depending on its repricing characteristics, may not decline. In a declining interest rate environment, the converse may be true.

      The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model assumes estimated loan prepayment rates and reinvestment rates similar to Minden Building and Loan's historical experience. The following sets forth Minden Building and Loan's NPV as of December 31, 2004.

                                  Net Portfolio Value
------------------------------------------------------------------------------------------------

                                                   Estimated
                                                Net Portfolio
    Change in                  Estimated          Value as a                         Change as a
  Interest Rates             Net Portfolio        Percentage          Amount         Percentage
  (basis points)                 Value             of Assets        of Change         of Assets
------------------           -------------      --------------     -----------       -----------
                                              (Dollars in Thousands)
        300                      17,234              16.18%          $(4,112)           (19)%
        200                      19,251               17.64           (2,186)           (10)
        100                      20,773               18.74             (664)            (3)
         --                      21,437               19.19               --             --
       (100)                     21,652               19.30              215              1

      As of December 31, 2004, Minden Building and Loan's NPV was $21.4 million, or 19.19% of the market value of assets. Following a 200 basis point assumed increase in interest rates, Minden Building and Loan's "post shock" NPV was estimated to be $19.3 million, or 17.6% of the market value of assets reflecting a decrease of 10% in the NPV ratio.

      Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV table presented assumes that the composition of Minden Building and Loan's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV table provides an indication of the Minden Building and Loan's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on Minden Building and Loan's net interest income and will differ from actual results.

      Qualitative Analysis. Our ability to maintain a positive "spread" between the interest earned on assets and the interest paid on deposits and borrowings is affected by changes in interest rates. Minden Building and Loan's fixed-rate loans generally are profitable if interest rates are stable or declining since these loans have yields that exceed its cost of funds. If interest rates increase, however, Minden Building and Loan would have to pay more on its deposits and new borrowings, which would adversely affect its interest rate spread. In order to counter the potential effects of dramatic increases in market rates of interest, Minden Building and Loan has underwritten its mortgage loans to allow for their sale in the secondary market, implemented a strategy to diversify its loan portfolio by originating more commercial real estate, commercial business, consumer and construction loans, invested in securities with short terms or adjustable rates and increased the amount of deposits in transaction accounts.

      For the year ending December 31, 2004, Minden Building and Loan originated $4.8 million in commercial real estate loans compared to $4.7 million for the year ending December 31, 2003. Originations of consumer loans increased to $5.9 million in fiscal year 2004 from $4.1 million in fiscal year 2003. Originations of commercial business loans increased to $12.6 million for the year ending December 31, 2004 compared to $9.5 million for the year ending December 31, 2003. Originations of construction loans increased to $4.4 million for the year ending December 31, 2004 from $2.9 million for the year ending December 31, 2003. Minden Building and Loan's commercial real estate, consumer, commercial business and construction loans typically have shorter terms and higher interest rates than its single family residential mortgage loans.

      Minden Building and Loan's adjustable-rate securities at December 31, 2004 consisted of $24.3 million of mortgage-backed securities and $8.6 million invested in a mutual fund that invests in adjustable-rate mortgage-backed securities compared to $27.8 million of mortgage-backed securities and $6.3 million invested in the mutual fund at December 31, 2003.

      Deposits in transaction accounts were $25.0 million, or 35.42% of total deposits at December 31, 2004, compared to $21.2 million, or 31.19%, at December 31, 2003. Minden Building and Loan's transaction accounts generally have lower interest rates than its certificates of deposit and are considered a more stable source of funds than certificates of deposit.

Changes in Financial Condition

      Assets. The Company's total assets increased by $6.4 million, or 6.39%, to $107.2 million at December 31, 2004 from $100.7 million at December 31, 2003. The increase was primarily due to a $4.5 million, or 7.8%, increase in the net loan portfolio due primarily to a $1.5 million, or 4.1% increase in one-to-four family residential loans, $502,000, or 5.6%, increase in commercial real estate loans and a $905,000, or 10.6%, increase in commercial business loans, and a $1.8 million increase or 47.5% in consumer loans. In addition, the Company's securities available for sale portfolio decreased by $617,000, or 1.8%, to $34.2 million at December 31, 2004.

      Residential loans accounted for 59.2% of Minden Building and Loan's total loan portfolio at December 31, 2004. Minden Building and Loan's one-to-four family residential loans increased to $37.7 million at December 31, 2004 primarily as management continued to implement the business plan calling for increased loan portfolio diversity. Although single family residential loans are Minden Building and Loan's primary lending product, originations of commercial business, consumer and construction loans increased significantly in 2004 due to its increased emphasis on these types of loans and the favorable interest rate environment for its lending products. Commercial real estate loans accounted for 14.9% of Minden Building and Loan's total loan portfolio at December 31, 2004 compared to 15.0% at December 31, 2003. Commercial business loans increased to 14.8% of Minden Building and Loan's total loan portfolio at December 31, 2004 from 14.3% at December 31, 2003. Consumer loans increased to 8.8% of its total loan portfolio at December 31, 2004 compared to 6.3% at December 31, 2003. The net loan portfolio amounted to $62.6 million, or 58.4%, of total assets at December 31, 2004, compared to $58.1 million, or 57.7%, of total assets at December 31, 2003. Minden Building and Loan expects continued growth in its loan portfolio in 2005.

      Non-performing assets totaled $768,000 and $342,000 at December 31, 2004 and 2003, respectively, or .72% and .34% of its total assets at such dates. Minden Building and Loan's non- performing loans totaled $768,000 and $342,000 at December 31, 2004 and 2003, respectively, or 1.21% and .57% of its total loan portfolio at each of such dates. The non-performing loans consist of non-accrual loans and accruing loans that are contractually past due 90 days or more. The
$426,000 increase in non-performing loans was primarily the result of the increase from $284,000 to $594,000 accruing loans which were delinquent 90 days, most of which were in bankruptcy and an increase of $116,000 in non-accruing loans. Minden Building and Loan did not own any real estate owned at December 31, 2004 or December 31, 2003. Minden Building and Loan's allowance for loan losses amounted to $877,000, or 1.4% of the total loan portfolio and 114.19% of total non-performing loans at December 31, 2004. The allowance for loan losses totaled $893,000, or 1.5% of Minden Building and Loan's total loan portfolio and 261.1% of its total non-performing loans at December 31, 2003.

      Investment securities totaled $36.3 million at December 31, 2004, an increase of $152,000, or .42%, from the balance at December 31, 2003.

      Cash and cash equivalents, which include interest-earning deposits in other institutions, amounted to $2.9 million, or 2.7% of total assets, at December 31, 2004, compared to $2.3 million, or 2.3% of total assets, at December 31, 2003.

      Deposits. Minden Building and Loan's deposits increased by $2.5 million, or 3.7%, to a total of $70.7 million at December 31, 2004. The increase resulted primarily from management's continuing efforts to maintain growth in deposits through marketing and pricing strategies. Consolidation of other financial institutions in Minden Building and Loan's market area also contributed to its increase in deposits. Proceeds from the growth in deposits were generally used to fund new loan originations or to purchase investment securities.

      Equity. The Company's total equity increased by $210,000, or 1.2%, in 2004 and amounted to $18.4 million, or 17.1%, of total assets at December 31, 2004. The increase was due primarily to net income of $1.4 million substantially offset by a decrease of $1.1 million to fund the repurchase of the Company's stock. As of December 31, 2004 the Company had repurchased 54,839 shares pursuant to a repurchase program at an average cost of $20.16 per share.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

      The table on the following page sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Information is based on average daily balances during the indicated periods.

                                                                                        Year Ended December 31,
                                                                 -------------------------------------------------------------------

                                                                              2004                               2003
                                                                 -------------------------------    --------------------------------
                                                   Yield/Cost
                                                       at
                                                    December     Average                Average     Average                Average
                                                    31, 2004     Balance    Interest  Yield/Rate    Balance    Interest  Yield/ Rate
                                                   ----------    -------    --------  ----------    -------    --------  -----------
                                                                                 (Dollars in Thousands)
Interest-earning assets:
  Loans receivable, net(1) ......................      6.85%    $ 59,801      4,347       7.27     $ 56,699    $  4,180     7.36%
  Investment securities(2) ......................      3.22       39,181      1,209       3.09       26,043         815     3.13
  Interest-earning deposits .....................      4.52          853         54       6.33        1,759          40     2.27
                                                                --------      -----                --------    --------
  Total interest-earning assets .................      5.49       99,835      5,610       5.62       84,501       5,035     5.96
                                                                             ------       ----                 --------     ----
  Non-interest-earning assets ...................                  4,589                              4,870
                                                                --------                           --------
     Total assets ...............................               $104,424                           $ 89,371
                                                                ========                           ========

Interest-bearing liabilities:
  Deposits ......................................      2.06     $ 69,353      1,330       1.92     $ 62,728       1,438     2.29
  Borrowings ....................................      1.47       17,264        253       1.47        7,870         113     1.44
                                                                --------      -----                --------    --------
     Total interest-bearing liabilities .........      1.80       86,617      1,583       1.83       70,598       1,551     2.20
                                                                             ------       ----                 --------     ----
  Non-interest-bearing liabilities ..............                  1,238                              1,006
                                                                --------                           --------
     Total liabilities ..........................                 87,855                             71,604
  Total equity(3) ...............................                 16,569                             17,667
                                                                --------                           --------
  Total liabilities and equity ..................               $104,424                           $ 89,371
                                                                ========                           ========

  Net interest income; interest rate spread(4) ..                            $4,027       3.79%                $  3,484     3.76%
                                                                             ======       ====                 ========     ====
  Net interest margin(5) ........................                                         4.03%                             4.12%
                                                                                          ====                              ====
  Average interest-earning assets to average
     interest-bearing liabilities ...............                 115.26%                            119.69%
                                                                  ======                             ======

----------
(1)   Includes nonaccruing loans.

(2) Includes dividends from Federal Home Loan Mortgage Corporation and Federal Home Loan Bank stock.

(3)   Includes retained earnings and accumulated other comprehensive income.

(4) Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.

(5) Net interest margin is net interest income divided by net average interest-earning assets.

      Rate/Volume Analysis. The following table describes the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by current year volume), and (iii) total change in rate and volume. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

                                                                                    Year Ended December 31,
                                                            -------------------------------------------------------------------
                                                                     2004 vs. 2003                       2003 vs. 2002
                                                            ------------------------------    ---------------------------------
                                                                 Increase                          Increase
                                                                (Decrease)                        (Decrease)
                                                                  Due To                            Due To
                                                            -----------------                 ------------------
                                                                                  Total                                Total
                                                                                 Increase                             Increase
                                                             Rate      Volume   (Decrease)     Rate       Volume     (Decrease)
                                                            ------     ------   ----------    ------      ------     ----------

                                                                                    (In Thousands)
Interest-earning assets:
   Loans receivable, net .............................       (157)        324        167       $(278)      $ 760       $ 482
   Investment securities .............................        385           9        394        (279)        321          42
   Interest-earning deposits .........................         (2)         16         14          13         (10)          3
                                                            -----       -----      -----       -----       -----       -----
        Total ........................................        226         349        575        (544)      1,071         527
                                                            -----       -----      -----       -----       -----       -----

Interest-bearing liabilities:
   Deposits ..........................................       (120)         12       (108)       (689)        494        (195)
   Borrowings ........................................        108          32        140         (73)         88          15
                                                            -----       -----      -----       -----       -----       -----
     Total ...........................................        (12)         44         32        (762)        582        (180)
                                                            -----       -----      -----       -----       -----       -----
   Increase (decrease) in net interest
     income ..........................................      $ 238       $ 305      $ 543       $ 218       $ 489       $ 707
                                                            =====       =====      =====       =====       =====       =====

Comparison of Operating Results for the Years Ended December 31, 2004 and 2003

      General. Net income amounted to $1.4 million for the year ended December 31, 2004, an increase of $199,000, or 16.9%, from net income recorded for the year ended December 31, 2003. The increase in earnings resulted primarily from a $543,000 increase in net interest income which was partially offset by a $67,000 decrease in other operating income, a $174,000 increase in other operating expenses and an increase of $103,000 in income tax expense.

      Net Interest Income. Total interest and dividend income amounted to $5.6 million for the year ended December 31, 2004, an increase of $575,000, or 11.4%, over the year ended December 31, 2003. Interest income on loans, including fees, totaled $4.3 million for the year ended December 31, 2004, an increase of $167,000, or 4.0%, over the year ended December 31, 2003. This increase was due to a $3.1 million, or 5.5%, increase in the weighted-average balance of loans outstanding partially offset by a 9 basis point decrease in the weighted average yield from 2003 to 2004. Interest income on investment securities increased by $388,000, or 49.4%, as a result of a $13.1 million, or 50.45%, increase in the weighted-average balance outstanding partially offset by a 4 basis point decrease in the weighted-average yield year to year. Income from interest-earning deposits, which consists of overnight funds and interest-bearing demand accounts, increased by $14,000, or 35.0% for the year ended December 31, 2004 compared to the year ended December 31, 2003.

      Total interest expense totaled $1.6 million for the year ended December 31, 2004, an increase of $32,000, or 2.1%, from the amount recorded for the year ended December 31, 2003. Interest expense on deposits decreased by $108,000, or 7.5%, due primarily to a 37 basis point decrease in the weighted average cost of deposits year to year which was partially offset by an increase of $6.6 million, or 10.6%, in the weighted-average balance of deposits outstanding. Interest expense on borrowings increased by $140,000, or 123.9%, as a result of a $9.4 million, or 119.4%, increase in the weighted-average balance outstanding year over year and a 3 basis point increase in the weighted-average cost of borrowings year to year.

      As a result of the foregoing changes in interest income and interest expense, net interest income increased by $543,000, or 15.6%, to a total of $4.0 million for the year ended December 31, 2004, compared to $3.5 million for the year ended December 31, 2003. The interest rate spread increased by 3 basis points to 3.79% in fiscal 2004 from 3.76% in fiscal 2003, and the net interest margin was 4.03% for the year ended December 31, 2004 compared to 4.12% for the year ended December 31, 2003.

      Provision for Losses on Loans. Minden Building and Loan records a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered to the best of management's knowledge to reflect all known and inherent losses in the loan portfolio at each reporting date. The level of allowance for loan losses is based on management's periodic review of the collectibility of loans in light of historical experience, the nature and volume of the loan portfolio adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. Based on the above criteria for determining the collectibility of loans and on the management of Minden Building and Loan's estimate as to the known and inherent losses in its loan portfolio that are probable and reasonably estimable at each reporting period, it recorded no additional provisions for loan losses for 2004 and 2003. There can be no assurances that the allowance for loan losses will be sufficient to absorb losses on nonperforming assets or that the allowance will be sufficient to cover losses on nonperforming assets in the future.

      Other Operating Income. Other operating income totaled $321,000 for the year ended December 31, 2004, a decrease of $67,000, or 17.3%, over the $388,000 recorded for the year ended December 31, 2003. The decrease was primarily the result of a net $38,000 gain on sales of assets in 2004 as compared to $165,000 in 2003. That change was partially offset by an increase of $46,000 in customer service fees in 2004.

      Other Operating Expenses. Other operating expenses totaled $2.3 million for the year ended December 31, 2004, an increase of $174,000, or 8.3%, over the total recorded for the year ended December 31, 2003. The increase resulted primarily from a $91,000, or 7.9%, increase in salaries and benefits, a $92,000, or 26.2%, in office occupancy expenses. The increase in salaries and benefits was primarily attributable to increases in both salaries, the fair value of shares of

Company common stock held by the Company's employee stock ownership plan released to participants' accounts, and the number of staff members. The office occupancy expense increase was primarily attributable to increased taxes and assessments on the office location.

      Income Taxes. Income tax expense totaled $693,000 for the year ended December 31, 2004, an increase of $103,000, or 17.5%, over the $590,000 for the year ended December 31, 2003. Minden Building and Loan's effective tax rates were 33.5% and 33.4% for the years ended December 31, 2004 and 2003, respectively.

Off-Balance-Sheet Obligations

      Minden Building and Loan is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. Minden Building and Loan's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

      Commitments to extend credit, including loan commitments, lines of credit and letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

      Minden Building and Loan has not used, and has no intention of using, any significant off- balance sheet financing arrangements for liquidity purposes. In addition, Minden Building Loan has not had, and has no intention to have, any significant transactions, arrangements or other relationships with any unconsolidated, limited purpose entities that could materially affect Minden Building and Loan's liquidity or capital resources. Minden Building and Loan has not traded in and has no intention of trading in derivatives or commodity contracts.

Critical Accounting Estimates

      Various elements of the Company's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The estimates with respect to the methodologies used to determine the allowance for loan losses are the Company's most critical accounting estimates. Critical accounting estimates are significantly affected by management judgment and uncertainties and there is a likelihood that materially different amounts would be reported under different, but reasonably plausible, conditions or assumptions.

      The Company has identified the evaluation of the allowance for loan losses as a critical accounting estimate where amounts are sensitive to material variation. The allowance for loan losses is considered a critical accounting estimate because there is a large degree of judgment in (i) assigning individual loans to specific risk levels (pass, special mention, substandard, doubtful and loss),
(ii) valuing the underlying collateral securing the loans, (iii) determining the appropriate reserve factor to be applied to specific risk levels for criticized and classified loans (special mention, substandard, doubtful and loss) and (iv) determining reserve factors to be applied to pass loans based upon loan type. To the extent that loans change risk levels, collateral values change or reserve factors change, the Company may need to adjust its provision for loan losses which would impact earnings.

      Management believes the allowance for loan losses at December 31, 2004 was at a level to cover the known and inherent losses in the portfolio that were both probable and reasonable to estimate. In the future, management may adjust the level of its allowance for loan losses as economic and other conditions dictate. Management reviews the allowance for loan losses not less than quarterly.

      Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the Company's disclosure relating to it in this Management's Discussion and Analysis.

Liquidity and Capital Resources

      The Company maintains levels of liquid assets deemed adequate by management. Its liquidity ratio averaged 36.32% for the quarter ended December 31, 2004. Minden Building and Loan adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments. The Company also adjusts liquidity as appropriate to meet asset and liability management objectives.

      Minden Building and Loan's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Minden Building and Loan sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, Minden Building and Loan invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Minden Building and Loan's deposit accounts with the Federal Home Loan Bank of Dallas amounted to $694,000 and $657,000 at December 31, 2004 and 2003, respectively.

      A significant portion of Minden Building and Loan's liquidity consists of securities classified as available for sale and cash and cash equivalents. Minden Building and Loan's primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts. If Minden Building and Loan requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provide an additional source of funds. At December 31, 2004, Minden Building and Loan had $17.2 million in advances from the Federal Home Loan Bank of Dallas.

      At December 31, 2004, Minden Building and Loan had outstanding loan commitments of $9.4 million to originate loans, including loans in process. At December 31, 2004, certificates of deposit scheduled to mature in less than one year, totaled $40.2 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal, in a rising interest rate environment. Minden Building and Loan intends to utilize its high levels of liquidity to fund its lending activities. If additional funds are required to fund lending activities, Minden Building and Loan intends to sell its securities classified as available for sale as needed.

      Minden Building and Loan is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively. At December 31, 2004, Minden Building and Loan exceeded each of its capital requirements with ratios of 14.65%, 14.65% and 30.29%, respectively.

Impact of Inflation and Changing Prices

      The financial statements and related financial data presented herein regarding the Company have been prepared in accordance with generally accepted accounting principles, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.
Unlike most industrial companies, virtually all of the Company's assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on the Company's performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

Recent Accounting Standards

The following is a description of new accounting pronouncements and their effect on the Company's financial condition and results of operations.

      Inventory Costs an Amendment of ARB No. 43, CHAPTER 4

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" (SFAS No.151). SFAS No.151 amends ARB 43, Chapter 4 to clarify that certain costs should be recognized as current-period charges and not capitalized as part of inventory. This statement is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. The adoption of

SFAS No. 151 did not have a material impact on the Company's financial condition or results of operation.

      Accounting For Real Estate Time-Sharing Transactions

      In December 2004, the FASB issued SFAS No.152 "Accounting for Real Estate Time-Share Transactions" an amendment of FASB Statements No. 66 and 67 (SFAS No.
152). SFAS No. 152 concludes that the sale of Time-Share interests should be accounted for as sales of real estate using the other-than-retail-land sales model under FASB No. 66 and 67. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 152 did not have a material impact on the Company's financial condition or results of operation.

      Exchanges of Non-monetary Assets an Amendment of APB OPINION No. 29

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets" (SFAS No. 153). This statement addresses the measurement of exchanges of non-monetary assets. This statement is effective for non-monetary asset exchanges occurring in the fiscal periods beginning after June 15, 2005. The adoption of SFAS no. 153 did not have a material impact on the Company's financial condition or results of operation.

      Share-Based Payments

      In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment" (SFAS No. 123). SFAS No.123 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires a public entity to measure the cost of employees services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The Statement is effective for public entities that file as a small business issuers as of the beginning of the first interim of annual reporting period that begins after December 15, 2005. The impact of adoption of SFAS No. 123 has not yet been determined. The statement will be effective for the Company for the interim reporting period ending March 31, 2006.

The Board of Directors
Minden Bancorp, Inc. and Subsidiary
Minden, Louisiana

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

We have audited the accompanying consolidated balance sheets of Minden Bancorp, Inc. and Subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Minden Bancorp, Inc. and Subsidiary as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.


Heard, McElroy & Vestal, LLP
Shreveport, Louisiana
January 13, 2005

                       MINDEN BANCORP, INC. AND SUBSIDIARY
                       -----------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                           DECEMBER 31, 2004 AND 2003
                           --------------------------

                A S S E T S                                          2004                   2003
                -----------                                          ----                   ----
                                                                                   (in thousands)
Cash and noninterest-bearing deposits                             $  1,745              $  1,475
Interest-bearing demand deposits                                       694                   657
Federal funds sold                                                     500                   200
                                                                  --------              --------
            Total cash and cash equivalents                          2,939                 2,332

Investment securities:
   Securities held-to-maturity (estimated market value of
       $2,123 in 2004 and $1,376 in 2003)                            2,097                 1,328
   Securities available-for-sale, at estimated market value         34,174                34,791

First National Banker's Bank stock, at cost                            210                   210
Federal Home Loan Bank stock, at cost                                1,016                   779
Loans, net of allowance for loan losses of $877 in
   2004 and $893 in 2003                                            62,600                58,097
Accrued interest receivable                                            512                   338
Premises and equipment, net                                          3,079                 2,313
Real estate owned-net                                                   --                    --
Other assets                                                           556                   556
                                                                  --------              --------

Total assets                                                      $107,183              $100,744
                                                                  ========              ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY                                         2004                  2003
------------------------------------                                         ----                  ----
Liabilities:
------------
   Deposits:
       Noninterest-bearing                                              $   6,159             $   4,149
       Interest-bearing                                                    64,506                63,972
                                                                        ---------             ---------
            Total deposits                                                 70,665                68,121
   Accrued dividends on savings                                               187                   206
   Deferred federal income taxes                                              584                   514
   Federal Home Loan Bank advances                                         17,200                13,500
   Other liabilities                                                          166                   232
                                                                        ---------             ---------
            Total liabilities                                              88,802                82,573

Stockholders' equity:
---------------------
   Preferred stock-$.01 par value; authorized 4,000,000 shares;
       none issued-no rights/preferences set by board                          --                    --
   Common stock-$.01 par value; authorized 4,000,000 shares;
       1,399,911 shares issued and 1,454,750 shares outstanding                15                    15
   Additional paid-in capital                                              16,690                16,637
   Retained earnings                                                        3,106                 1,900
   Accumulated other comprehensive income                                     556                   514
                                                                        ---------             ---------
                                                                           20,367                19,066
   Unearned common stock held by Management Recognition
       and Retention Plan (22,518 shares-2004)                               (462)                 (435)
   Unallocated common stock held by ESOP (44,515
       shares unreleased)                                                    (415)                 (460)
   Treasury stock-at cost (54,839 shares)                                  (1,109)                   --
                                                                        ---------             ---------
            Total stockholders' equity                                     18,381                18,171
                                                                        ---------             ---------

Total liabilities and stockholders' equity                              $ 107,183             $ 100,744
                                                                        =========             =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       MINDEN BANCORP, INC. AND SUBSIDIARY
                       -----------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                     --------------------------------------

                                                                               2004           2003
                                                                               ----           ----
                                                                        (in thousands except share data)
Interest and dividend income:
----------------------------

   Loans, including fees                                                     $  4,347       $  4,180
   Investments-taxable:
       Securities                                                                 234            161
       Mortgage-backed securities                                                 940            625
   Dividends-FHLMC/FHLB                                                            35             29
   Other (federal funds/interest-bearing demand)                                   54             40
                                                                             --------       --------
            Total interest and dividend income                                  5,610          5,035

Interest expense:
-----------------
   Interest-bearing demand deposits                                                41             49
   Savings                                                                        197            187
   Certificates of deposit                                                      1,092          1,202
   Interest on borrowed funds                                                     253            113
                                                                             --------       --------
            Total interest expense                                              1,583          1,551
                                                                             --------       --------

            Net interest income                                                 4,027          3,484
   Provision for loan losses-Note 3                                                --             --
                                                                             --------       --------
            Net interest income after provision for loan losses                 4,027          3,484

Other operating income:
-----------------------
   Customer service fees                                                          262            216
   Rent income                                                                     --              2
   Gain on sale of assets                                                          38            165
   Other income                                                                    21              5
                                                                             --------       --------
            Total other operating income                                          321            388

Other operating expenses:
-------------------------
   Salaries and benefits                                                        1,237          1,146
   Office occupancy expense                                                       443            351
   Professional fees and supervisory examinations                                 134            143
   SAIF insurance premium                                                          10              9
   Other general and administrative expenses                                      457            458
                                                                             --------       --------
            Total other operating expenses                                      2,281          2,107
                                                                             --------       --------

Income before income taxes                                                      2,067          1,765
--------------------------

Income tax expense                                                                693            590
------------------                                                           --------       --------

Net income                                                                   $  1,374       $  1,175
----------                                                                   ========       ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

Earnings per share (EPS)                                                     $   1.03       $    .85
------------------------
Diluted EPS                                                                  $    .98       $    .82
-----------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       MINDEN BANCORP, INC. AND SUBSIDIARY
                       -----------------------------------

                        CONSOLIDATED STATEMENTS OF EQUITY
                        ---------------------------------

                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                     --------------------------------------

                                                                                                          Accumulated
                                                                           Additional                        Other
                                                              Common        Paid-In         Retained     Comprehensive
                                                              Stock         Capital         Earnings         Income          Total
                                                              ------       ----------       --------     -------------       -----
                                                                                        (in thousands)
Balance December 31, 2002                                   $     15        $ 16,600        $    824        $    712       $ 18,151
-------------------------

Net income                                                        --              --           1,175              --          1,175
Dividends                                                         --              --             (99)             --            (99)
Amortization of awards under management
   recognition and retention plan (MRRP)                          --              37              --              --             37

Change in net unrealized gain
   (loss) on securities available for
   sale, net of tax effect of $101                              (198)           (198)           (198)
                                                                                            --------        --------       --------
       Total comprehensive income                                                                977
                                                            --------        --------        ========

Balance December 31, 2003                                   $     15        $ 16,637        $  1,900        $    514       $ 19,066
------------------------

Net income                                                        --              --           1,374              --          1,374
Change in net unrealized gain
   on securities available for
   sale, net of tax effect of $22                                 42              42              42
                                                                                            --------        --------       --------
       Total comprehensive income                                                              1,416
                                                            --------        --------        ========

Dividends                                                         --              --            (168)             --           (168)
Amortization of awards under management
   recognition and retention plan (MRRP)                          --              53              --              --             53
                                                            --------        --------        --------        --------       --------

Balance December 31, 2004                                   $     15        $ 16,690        $  3,106        $    556       $ 20,367
-------------------------                                   ========        ========        ========        ========       ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       MINDEN BANCORP, INC. AND SUBSIDIARY
                       -----------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                     --------------------------------------

                                                                                         2004              2003
                                                                                         ----              ----
                                                                                           (in thousands)
Cash flows from operating activities:
-------------------------------------
   Net income                                                                        $  1,374          $  1,175
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation                                                                      151               141
        Deferred income taxes                                                              36               108
        MRRP expense                                                                       52                37
        Stock dividends                                                                   (17)              (12)
        Net amortization of securities                                                    154              (228)
        (Gain) on sale of assets                                                          (38)             (165)
        (Increase) in prepaid expenses and accrued income                                (138)             (239)
        (Decrease) in dividends payable and other liabilities                             (85)             (121)
                                                                                     --------          --------
           Net cash provided by operating activities                                    1,489               696

Cash flows from investing activities:
-------------------------------------
   Activity in available for sale securities:
      Maturities, prepayments and calls                                                15,195             7,901
      Purchases                                                                       (14,642)          (24,650)
   Activity in held to maturity securities:
      Maturities, prepayments and calls                                                   239               966
      Purchases                                                                        (1,228)             (295)
   Net (increase) in loans                                                             (4,503)           (6,030)
   Proceeds from sale of real estate owned                                                 --               500
   Purchases of premises and equipment                                                   (917)             (274)
   Other                                                                                   34                43
                                                                                     --------          --------
           Net cash (used) by investing activities                                     (5,822)          (21,839)

Cash flows from financing activities:
-------------------------------------
   Net increase in deposits                                                             2,544            11,265
   Net increase in advances from FHLB                                                   3,700             9,500
   Stock purchased                                                                     (1,136)             (435)
   Dividends paid                                                                        (168)              (99)
                                                                                     --------          --------
           Net cash provided by financing activities                                    4,940            20,231
                                                                                     --------          --------

Net increase (decrease) in cash and cash equivalents                                      607              (912)
----------------------------------------------------

Cash and cash equivalents at January 1                                                  2,332             3,244
--------------------------------------                                               --------          --------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

Cash and cash equivalents at December 31                                             $  2,939          $  2,332
----------------------------------------                                             ========          ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       MINDEN BANCORP, INC. AND SUBSIDIARY
                       -----------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                     --------------------------------------

                                                            2004           2003
                                                            ----           ----
                                                             (in thousands)

Supplemental disclosures:
   Interest paid on deposits and borrowed funds         $  1,602       $  1,557
   Income taxes paid                                         615            640

      Noncash investing and financing activities:
        Transfer of loans to real estate owned                --            276
                                                        ========       ========

        Increase (decrease) in unrealized gain on
           securities available for sale                $     63       $   (300)
                                                        ========       ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       MINDEN BANCORP, INC. AND SUBSIDIARY
                       -----------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           DECEMBER 31, 2004 AND 2003
                           --------------------------

1.    Summary of Significant Accounting Policies
      ------------------------------------------

      Minden Building and Loan Association (the "Association") is a Louisiana chartered building and loan association. The Association accepts customer demand, savings, and time deposits and provides residential mortgages, consumer and business loans to consumers. The Association is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. The Association is the wholly-owned subsidiary of Minden Bancorp, Inc. (the "Company"). The Company's only significant asset and business activity is its investment in the Association. All intercompany transactions have been eliminated in consolidation of Minden Bancorp, Inc. and Minden Building and Loan Association.

      On December 11, 2001, the Board of Directors of the Association, adopted a plan of reorganization pursuant to which the Association would convert to stock form and became a wholly-owned subsidiary of the Company. In connection with the reorganization, the Company became a majority owned subsidiary of Minden Mutual Holding Company. The reorganization was consummated on July 2, 2002.

      Use of Estimates. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of foreclosed real estate, deferred tax assets and trading activities.

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

      Cash and Cash Equivalents. For purposes of the statements of cash flows, cash and cash equivalents include cash and balances due from banks, federal funds sold and interest-bearing deposits at other banks, all of which mature within ninety days.

      Interest-Bearing Deposits in Banks. Interest-bearing deposits in banks mature within one year and are carried at cost.

      Securities. Securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

1.    Summary of Significant Accounting Policies (Continued)
      ------------------------------------------

      Mortgage-Backed Securities. Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by issuers of the securities. Mortgage-backed securities are carried at unpaid principal balances, adjusted for unamortized premiums and unearned discounts. Premiums and discounts are amortized using the interest method over the remaining period to contractual maturity. Management intends and has the ability to hold such securities to maturity. The cost of securities called is determined using the specific identification method.

      Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

      Loans. The Association grants mortgage, business and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans secured by properties throughout Webster Parish, Louisiana and the surrounding parishes. The ability of the Association's debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

      Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge- offs, the allowance for loan losses, and any deferred fees for costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

      The accrual of interest on mortgage, commercial real estate and commercial business, and consumer loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

      All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

      Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

      The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information become available.

1.    Summary of Significant Accounting Policies (Continued)
      ------------------------------------------

      A loan is considered impaired when, based on current information and events, it is probable that the Association will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for business and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

      Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Association does not separately identify individual consumer and residential loans for impairment disclosures.

      Credit Related Financial Instruments. In the ordinary course of business, the Association has entered into commitments to extend credit, including commitments under commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

      Foreclosed Assets. Assets acquired through, or deeded in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, less estimated cost to sell or cost. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

      Premises and Equipment. Premises and equipment are stated at cost less accumulated depreciation. The Association records depreciation on property and equipment using accelerated and straight-line methods with lives ranging from 5 to 15 years on furniture, fixtures, and equipment and to 40 years on its building.

      Income Taxes. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and give current recognition to changes in tax rates and laws.

      Advertising Costs. Advertising costs are expensed as incurred. Such costs (in thousands) amounted to approximately $67 and $65 for 2004 and 2003, respectively, and are included in other operating expense.

      Reclassifications. Certain amounts previously reported in the Association's financial statements have been reclassified to conform to current classifications, with no effect on previously reported net income or equity.

1.    Summary of Significant Accounting Policies (Continued)
      ------------------------------------------

      Earnings per share (ESP). EPS is calculated based upon 1,332,878 average weighted common shares outstanding stock less ESOP shares not released less treasury stock at December 31, 2004, and 1,332,878 average weighted shares outstanding stock less ESOP shares not released at December 31, 2003.

      Comprehensive Income. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

      During 2004, the FASB issued the following statements: No. 151, Inventory Costs and No. 152, Accounting for Real Estate Time - Sharing Transactions and Exchange of Nonmonetary Assets. Also, the FASB issued several Staff Positions (FSPs); however, none of those were applicable to the Association. These statements are not expected to have a material impact on the Association's financial statements.

      During 2004, the FASB also revised FASB No. 123, Share-Based Payments. This statement will be applicable the first quarter of 2006. The Association has not yet determined the effect on its financial statements.

2.    Investment Securities
      ---------------------

      Securities held-to-maturity consist of the following (in thousands) at December 31, 2004 and 2003:

                                                                      2004
                                           ----------------------------------------------------------
                                                              Gross          Gross          Estimated
                                            Amortized      Unrealized      Unrealized         Market
                                              Cost            Gains          Losses           Value
                                           ----------      ----------      ----------      ----------
      GNMA                                         77               1              --              78
      FNMA                                        987              27               2           1,012
      FHLMC                                        23              --              --              23
      Certificates of deposit                   1,010              --              --           1,010
                                           ----------      ----------      ----------      ----------
                                           $    2,097      $       28      $        2      $    2,123
                                           ==========      ==========      ==========      ==========

                                                                      2003
                                           ----------------------------------------------------------
                                                              Gross          Gross          Estimated
                                            Amortized      Unrealized      Unrealized         Market
                                              Cost            Gains          Losses           Value
                                           ----------      ----------      ----------      ----------
      GNMA                                        102               1              --             103
      FNMA                                      1,194              49               2           1,241
      FHLMC                                        32              --              --              32
                                           ----------      ----------      ----------      ----------
                                           $    1,328      $       50      $        2      $    1,376
                                           ==========      ==========      ==========      ==========

2.    Investment Securities (Continued)
      ---------------------

      Securities available-for-sale consist of the following (in thousands):

                                                                     2004
                                           ----------------------------------------------------------
                                                              Gross          Gross          Estimated
                                            Amortized      Unrealized      Unrealized         Market
                                              Cost            Gains          Losses           Value
                                           ----------      ----------      ----------      ----------
      Shay Asset Fund-ARM                  $    8,697      $       --      $       87      $    8,610
      FHLMC Voting stock                           12             928              --             940
      Agencies                                    498              17              --             515
      Municipals                                  230               2              --             232
      FNMA ARM pools                           13,579              44              44          13,579
      FHLMC ARM pools                           5,815              32               9           5,838
      GNMA ARM pools                            4,499               2              41           4,460
                                           ----------      ----------      ----------      ----------
                                           $   33,330      $    1,025      $      181      $   34,174
                                           ==========      ==========      ==========      ==========

                                                                      2003
                                           ----------------------------------------------------------
                                                              Gross          Gross          Estimated
                                            Amortized      Unrealized      Unrealized         Market
                                              Cost            Gains          Losses           Value
                                           ----------      ----------      ----------      ----------
      Shay Asset Fund-ARM                  $    6,317      $       --      $       34          6,283
      FHLMC Voting stock                           16             911              --            927
      Agencies                                    497              35              --            532
      FNMA ARM pools                           12,927              59              96         12,890
      FHLMC ARM pools                           5,572              34              35          5,571
      GNMA ARM pools                            8,682               9             103          8,588
                                           ----------      ----------      ----------      ---------
                                           $   34,011      $    1,048      $      268         34,791
                                           ==========      ==========      ==========      =========

      The amortized cost and estimated market value (in thousands) of investment securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   Available for Sale                 Held to Maturity
                                               ---------------------------       ---------------------------
                                                Amortized          Fair          Amortized            Fair
                                                  Cost             Value            Cost             Value
                                               ----------       ----------       ----------       ----------
      One year or less                         $    8,697       $    8,610       $      139       $      139
      After 1 year thru 5 years                       498              515            1,463            1,489
      After 5 years thru 10 years                     230              232               --               --
      After 10 years                               23,905           24,817              495              495
                                               ----------       ----------       ----------       ----------
                                               $   33,330       $   34,174       $    2,097       $    2,123
                                               ==========       ==========       ==========       ==========

      At December 31, 2004, investment securities (in thousands) with a financial statement carrying amount of $2,895 were pledged to secure public deposits. A gain (in thousands) of $199 and a loss of $161 during 2004. No gain or loss was recognized on investments in 2003. Maturities and calls are detailed on the statement of cash flows.

3.    Loans and Allowance for Loan Losses
      -----------------------------------

      The composition of the Association's loan portfolio at December 31, 2004 and 2003, is as follows (in thousands):

                                                              2004         2003
                                                              ----         ----

      First mortgage conventional loans:
        Secured by one-to-four-family residences          $ 37,711     $ 36,239
      Commercial real estate                                 9,468        8,966
      Commercial, other than real estate                     9,435        8,530
      Consumer loans (including overdrafts of
        $35 and $19)                                         3,815        2,784
      Consumer loans secured by deposits                     1,759          995
      Construction loans                                     1,477        2,191
                                                          --------     --------
            Total                                           63,665       59,705
      Less-allowance for loan losses                          (877)        (893)
            unfunded construction loan commitments            (188)        (715)
                                                          --------     --------
            Loans, net                                    $ 62,600     $ 58,097
                                                          ========     ========

      Changes in the allowance for loan losses are summarized as follows (in thousands):

                                                              2004         2003
                                                              ----         ----

      Balance, January 1                                  $    893     $    907
      Provision for loan losses                                 --           --
      Loans charged off-net of recoveries                      (16)         (14)
                                                          --------     --------
      Balance, December 31                                $    877     $    893
                                                          ========     ========

      The Association charges a flat rate for the origination or assumption of a loan. These fees are designed to offset direct loan origination costs and the net amount, if material, is deferred and amortized, as required by SFAS 91.

      The Association's lending activity is concentrated within Webster Parish, Louisiana. The majority of loans extended in this lending area are for one-to-four-family dwelling units; however, the Association is expanding its lending activities to commercial real estate, commercial business and consumer loans. See the schedule above for additional detail regarding the composition of the loan portfolio. The Association requires collateral sufficient in value to cover the principal amount of the loan. Such collateral is evidenced by mortgages on property held and readily accessible to the Association.

4.    Accrued Interest Receivable
      ---------------------------

      Accrued interest receivable at December 31, consists of the following (in thousands):

                                                            2004           2003
                                                            ----           ----

        Loans                                         $      395     $      219
        Mortgage-backed securities                           103            110
        Investment securities and other                       14              9
                                                      ----------     ----------
               Total accrued interest receivable      $      512     $      338
                                                      ==========     ==========

5.    Premises and Equipment
      ----------------------

      Premises and equipment are summarized as follows (in thousands):

                                                            2004           2003
                                                            ----           ----

        Land and buildings                            $    3,152     $    2,334
        Furniture, fixtures and equipment                    540            481
                                                      ----------     ----------
               Total                                       3,692          2,815
        Less-accumulated depreciation                       (613)          (502)
                                                      ----------     ----------
               Net premises and equipment             $    3,079     $    2,313
                                                      ==========     ==========

6.    Deposits
      --------

      Deposits as of December 31 are summarized as follows (in thousands):

                                                            2004           2003
                                                            ----           ----

      Demand deposit accounts (including official
        checks of $956 in 2004 and $536 in 2003)      $   11,006     $    8,981
      Passbook savings                                    14,022         12,268
      Certificates of deposit:
        1.00% - 1.99%                                      4,642          9,437
        2.00% - 2.99%                                     37,178         32,425
        3.00% - 3.99%                                      3,817          4,757
        4.00% - 4.99%                                         --            253
        5.00% - 5.99%                                         --             --
        6.00% - 6.99%                                         --             --
                                                      ----------     ----------
        Total certificates of deposit                     45,637         46,872
                                                      ----------     ----------
               Total deposits                         $   70,665     $   68,121
                                                      ==========     ==========

      Scheduled maturities of certificates of deposit at December 31, 2004 are as follows (in thousands):

                                        2005        2006        2007       Total
                                        ----        ----        ----       -----

      1.00% - 1.99%                 $  4,642    $     --    $     --    $  4,642
      2.00% - 2.99%                   33,615       3,476          87      37,178
      3.00% - 3.99%                    1,985       1,832          --       3,817
      4.00% - 4.99%                       --          --          --          --
                                    --------    --------    --------    --------
                                    $ 40,242    $  5,308    $     87    $ 45,637
                                    ========    ========    ========    ========

      Included  (in  thousands)  in deposits  at December  31, 2004 and 2003 are
      $12,410  and  $11,564,   respectively,   of  certificates  of  deposit  in
      denominations of $100 (in thousands) or more.

7.    Federal Income Taxes
      --------------------

      Federal income tax expense applicable to net income for the years ended December 31, 2004 and 2003 was as follows (in thousands):

                                                              2004          2003
                                                              ----          ----

            Current                                     $      657    $      495
            Deferred                                            36            95
                                                        ----------    ----------
                                                        $      693    $      590
                                                        ==========    ==========

7.    Federal Income Taxes (Continued)
      --------------------

      Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% in 2004 and 2003 to income before taxes as a result of the following:

                                                              2004          2003
                                                              ----          ----

      Expected income tax expense                              34%           34%
      Nontaxable income-FHLB stock dividend                   (.5)          (.6)
      Difference between financial and tax additions
         to allowance for loan losses                          --            --
      Nondeductible expenses and other                         --            --
                                                       ----------    ----------
              Effective tax rates                            33.5%         33.4%
                                                       ==========    ==========

      The components of net deferred tax liability are as follows (in thousands):

      Deferred tax liabilities:
         Net unrealized gain on available for
           sale securities                             $      287    $      265
         Federal Home Loan Bank stock                         100            98
         Depreciation                                         161           151
         Compensation/other                                    34            --
                                                       ----------    ----------
              Deferred tax liability                   $      582    $      514
                                                       ==========    ==========

      In computing federal taxes on income under provisions of the Internal Revenue Code in years past, earnings appropriated by savings and loan associations to general reserves were deductible in arriving at taxable income if certain conditions were met. Retained earnings appropriated to federal insurance reserve at December 31, 2004 and 2003 (in thousands), includes appropriations of net income of prior years of $1,296, for which no provision for federal income taxes has been made. If this portion of the reserve is used for any purpose other than to absorb losses, a tax liability will be imposed upon the Association at the then current federal income tax rate.

8.    Federal Home Loan Bank Advances
      -------------------------------

      Federal Home Loan Bank (FHLB) advances represent short-term fixed-rate borrowings from the Federal Home Loan Bank of Dallas. The Association has borrowed advances for periods from overnight to four and one-half months. Interest rates paid on the advances vary by term and are set by the Federal Home Loan Bank. Total advances outstanding at December 31, 2004 and 2003 (in thousands) amount to $17,200 and $13,500, respectively. The advances bear interest at rates from 2.28% to 1.98% as of December 31, 2004 and 1.60% to 1.34% as of December 31, 2003.

      The Association has an available line of credit with the FHLB of $57 million at December 31, 2004 with $39.8 million available for use.

9.    401(k) Pension/ESOP Plans
      -------------------------

      In 2001, the Association adopted a 401(k) retirement plan and discontinued its "SEP" plan, covering all employees based upon a year of service. The plan provides for a 2% employer contribution (based upon compensation) with a match of the employees contribution up to 6% based upon Board approval. Plan contributions (in thousands) for 2004 and 2003 were $30 and $33, respectively.

      The Company established an ESOP and loaned (in thousands) the ESOP $524 to purchase 52,371 shares of common stock, which amounted to 3.7% of the outstanding shares at December 31, 2004.

9.    Pension/ESOP Plan (Continued)
      -----------------

      The Company has received payments (in thousands) of $66 of which $21 thousand was interest. The remaining balance due (in thousands) of $415 is payable over nine years at (in thousands) $66 per year including interest. The quarterly payments (in thousands) are $16.5 and annually aggregate $66 (in thousands). The Association made contributions to ESOP to enable it to make the note payment (in thousands) of $66 in 2004 and 2003, which is included in salaries and benefits on the income statement. As required by accounting standards, the unreleased shares are not included in the calculation of EPS and the loan receivable is shown as a reduction in stockholders' equity. As the note is paid, the shares will be released and allocated to the participants of the ESOP. As of December 31, 2004, 7,856 of those shares had been released. The market value (in thousands) of the unreleased ESOP shares at December 31, 2004 was $868.

10.   Retained Earnings and Regulatory Capital
      ----------------------------------------

      The Association is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Association's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Association meets all capital adequacy requirements to which it is subject.

       As of December 31, 2004, the most recent notification from the Office of Thrift Supervision categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Association must maintain minimum total risk- based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. The Association's actual capital amounts and ratios are also presented in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                                                                           To Be Well
                                                                                                       Capitalized Under
                                                                           For Capital                 Prompt Corrective
                                                  Actual               Adequacy Purposes:              Action Provisions:
                                           -----------------          -------------------             --------------------
                                           Amount      Ratio          Amount        Ratio             Amount         Ratio
                                           ------      -----          ------        -----             ------         -----
      As of December 31, 2004
         Total capital (to Risk-
            Weighted Assets)               16,644      30.29%        >/=4,395       >/=8.0%          >/=5,494       >/=10.0%
         Core (Tier I) Capital (to
            Risk-Weighted Assets)          15,577      28.35%        >/=2,198       >/=4.0%          >/=3,296        >/=6.0%
         Core (Tier I) Capital
            (to Total Assets)              15,577      14.65%        >/=3,249       >/=3.0%          >/=5,401        >/=5.0%
         Tangible Capital
            (to Total Assets)              15,577      14.65%        >/=1,625       >/=1.5%               N/A           N/A

11.   Related Party Transactions
      --------------------------

      At December 31, 2004 and 2003, certain officers, directors, or companies in which they have 10% or more beneficial ownership were indebted to the Association in the approximate aggregate amounts (in thousands) of $1,522 and $1,301, respectively. During the year ended December 31, 2004, total principal additions (in thousands) were $4,300 and total principal payments were $4,079. Such parties held deposits in the Association in the approximate amounts (in thousands) of $2,272 and $986 at December 31, 2004 and 2003, respectively.

12.   Commitments and Contingencies
      -----------------------------

      In the ordinary course of business, the Association has outstanding commitments on which management does not anticipate losses. They include, among other things, commitments to extend credit and letters of credit undertaken in the normal course of business. As of December 31, 2004 and 2003 (in thousands), the Association had $9,439 and $9,082, respectively of loan commitments and lines of credit outstanding, including loans in process.

      When entered into, these commitments represent off-balance sheet risk to the Association, with the contractual notional amount representing the Association's exposure to credit loss in the event of nonperformance by the other party to the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. They generally have fixed expiration dates and require payment of a fee. Since many commitments are expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements. The Association evaluates each customer's creditworthiness on a case-by- case basis, and obtains an amount of collateral it deems sufficient.

13.   Fair Value of Financial Instruments
      -----------------------------------

      The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Association's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Association.

      The following methods and assumptions were used by the Association in estimating fair value disclosures for financial instruments:

      Cash and cash equivalents: The carrying amounts of cash and short-term instruments approximate fair values.

      Interest-bearing    deposits   in   banks:   The   carrying   amounts   of
      interest-bearing deposits maturing within ninety days approximate their fair values.

      Securities: Fair values for securities, excluding Federal Home Loan Bank stock, are based on quoted market prices. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

13.   Fair Value of Financial Instruments (Continued)
      -----------------------------------

      Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one- to-four family residential), and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

      Deposit liabilities: The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

      Short-term borrowings: The carrying amounts of Federal Home Loan Bank advances maturing within ninety days approximate their fair values.

      Accrued interest: The carrying amounts of accrued interest approximate fair value.

      Off-balance-sheet instruments: Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. Fair values for off-balance sheet commitments to extend credit approximate their carrying value.

      The estimated fair values, and related carrying or notional amounts, of the Association's financial instruments are as follows:

                                                            December 31,
                                            ------------------------------------------------
                                                    2004                       2003
                                            ----------------------    ----------------------
                                            Carrying       Fair       Carrying        Fair
                                             Amount        Value       Amount        Value
                                             ------        -----       ------        -----
                                                             (in thousands)
      Financial assets:
         Cash and cash equivalents          $   2,939    $   2,939    $   2,332    $   2,332
         Securities available for sale         34,174       34,174       34,791       34,791
         Securities held to maturity            2,097        2,123        1,328        1,376
         Federal Home Loan Bank stock           1,226        1,226          989          989
         Loans, net                            62,600       63,539       58,097       59,026
         Accrued interest receivable              512          512          338          338

      Financial liabilities:
         Deposits                              70,665       70,665       68,121       68,121
         Accrued interest payable                 187          187          206          206
         Federal Home Loan Bank advances       17,200       17,200       13,500       13,500

13.   Fair Value of Financial Instruments (Continued)
      -----------------------------------

                                                              December 31,
                                               ---------------------------------------------
                                                        2004                     2003
                                               --------------------     --------------------
                                               Carrying        Fair     Carrying        Fair
                                                Amount        Value      Amount        Value
                                                               (in thousands)
      Off-balance sheet credit related to
        financial instruments:
          Commitments to extend credit          9,439         9,439       9,082        9,082

     Off-balance sheet derivative financial instruments:  N/A

14.   Segment Reporting
      -----------------

      The Association, due to its size (both assets and employees), has only one reportable segment. The Association reports its lending activities (mortgages, consumer and commercial) as one segment. It does not operate as multiple segments nor does it manage or report as other than one segment.

      The Association does not have a single external customer from which it derives 10% or more of its revenue. Refer to Note 3 for the one geographical area it operates in.

15.   Other Assets
      ------------

      Other assets consist of the following (in thousands):

                                                        2004             2003
                                                        ----             ----

            Cash value of life insurance                 311              278
            Prepaid expenses and other                   245              278
                                                   ---------       ----------
                                                         556              556
                                                   =========       ==========

16.   Stock Based Benefit Plans
      -------------------------

      The Company established the 2003 Recognition and Retention Plan and Trust Agreement ("RRP"), which is a stock-based incentive plan. The RRP was approved by the shareholders at the Company's annual meeting held May 15, 2003.

      The Company authorized 26,186 shares of the Company's common stock to be awarded under the RRP. The Company had purchased 26,186 shares in open market transactions to fund the RRP as of December 31, 2004. Shares subject to awards under the RRP shares vest at 20% per year under the plan. As of December 31, 2004, awards covering 18,354 shares had been awarded. As a result, expense for this plan is being amortized over a 60-month period and is based upon the market value of the Company's stock as of the date of the awards which was $15.375 with respect to all of the currently outstanding awards. Compensation (in thousands) under the RRP for the year ended December 31, 2004 and 2003 was $53 and $37, respectively, and was included in salaries and benefits.

      The Company established the 2003 Stock Option Plan (the "Option Plan") under which 65,464 shares of Company stock are reserved for the grant of stock options to directors, officers and employees. The Option Plan provides for vesting to participants at 20% per year. The options expire in ten years.

16.   Stock Based Benefit Plans (Continued)
      -------------------------

      The exercise price of the options is equal to the fair market value of the common stock on the grant date which was $15.375 with respect to all the currently outstanding options. Options covering 49,885 shares were outstanding as of December 31, 2003. Twenty percent or 9,977 options were exercisable as of December 31, 2004; however none were exercised.

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

                              Minden Bancorp, Inc.

      recognize compensation based upon the fair value method prescribed by Statement No. 123, the Company's net income and per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                 Year Ended
                                                             December 31, 2004
                                                             -----------------

            Net income, as reported                                1,374
            Pro forma net income                                   1,312
            Diluted income per share, as reported                   $.98
            Pro forma diluted income per share                      $.94

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

                              Minden Bancorp, Inc.

                        DIRECTORS AND EXECUTIVE OFFICERS
================================================================================

                                    Directors
                                    ---------

A. David Evans                             Russell A. Adams
President and Chief Executive Officer      Retired

John B. Benton, Jr.                        John P. Collins
Retired                                    Owner, A. J. Price, Inc.

Michael S. Harper                          A. Loye Jones
Owner, Harper Motors, Inc.                 Owner, Loye's Pharmacy, Inc.

F. Dare Lott, Jr.                          Michael W. Wise
Owner, Minden Animal Clinic                CPA, Jamieson Wise and Martin

R. E. Woodard, III
CFP, Lincoln Financial Group

                               Executive Officers
                               ------------------

A. David Evans                             Becky T. Harrell
President and Chief Executive Officer      Chief Financial Officer and Treasurer

                                Michael P. Burton
                                Senior Vice President and Secretary

                              Minden Bancorp, Inc.

                  BANKING LOCATIONS AND STOCKHOLDER INFORMATION
================================================================================

                                Banking Locations
                                -----------------

      Minden Bancorp, Inc. is a federally chartered thrift holding company conducting business through its wholly owned subsidiary, Minden Building and Loan Association. Minden Building and Loan Association is a Louisiana-chartered, SAIF-insured stock building and loan association operating through its office in Minden, Louisiana.

                                   Main Office
                                   -----------

                                 415 Main Street
                             Minden, Louisiana 71055

                                 Annual Meeting
                                 --------------

      The Annual Meeting of Stockholders of Minden Bancorp, Inc. will be held on May 10, 2005, at 8:15 a.m., Central Time, in the main office of Minden Building and Loan Association located at 415 Main Street, Minden Louisiana.

                            Transfer Agent/Registrar
                            ------------------------

                         Registrar and Transfer Company
                                10 Commerce Drive
                           Cranford, New Jersey 07016
                                 (908) 272-8511

                              Stockholder Requests
                              --------------------

      Requests for annual reports, quarterly reports and related stockholder literature should be directed to Becky T. Harrell, Chief Financial Officer and Treasurer, Minden Bancorp, Inc., 415 Main Street, Minden, Louisiana 71055.

      Stockholders needing assistance with stock records, transfers or lost certificates, please contact Minden Bancorp's transfer agent, Registrar and Transfer Company.