Form 10QSB
period 2005-03-31
MINDEN BANCORP INC
filed 2005-05-16
CIK 1169352

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

                  For the transition period from            to
                                                 ----------    --------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes X No
                                                                 ---   ---

Shares of common stock, par value $.01 per share, outstanding as of April 30, 2005: The registrant had 1,396,611 shares of common stock outstanding, of which 800,112 shares were held by Minden Mutual Holding Company, the registrant's mutual holding company, and 596,499 shares were held by the public and directors, officers and employees of the registrant.

Transitional Small business Disclosure Format (check one): Yes     No  X .
                                                              ----    ----

                              Minden Bancorp, Inc.

                                   Form 10-QSB

                          Quarter Ended March 31, 2005

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

                                                                            Page
                                                                            ----
Item 1 -  Financial Statements..........................................      3

Item 2 -  Management's Discussion and Analysis or Plan of Operation.....     13

Item 3 -  Controls and Procedures.......................................     15

                           PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings.............................................     16

Item 2 -  Unregistered Sales of Equity Securities and Use of Proceeds ..     16

Item 3 -  Defaults Upon Senior Securities...............................     16

Item 4 -  Submission of Matters to a Vote of Security Holders...........     16

Item 5 -  Other Information.............................................     17

Item 6 -  Exhibits......................................................     17

Signatures..............................................................     18

Certifications..........................................................     19

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                       MINDEN BANCORP, INC. AND SUBSIDIARY
                       -----------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004
                ------------------------------------------------

                                                                      March      December
          A S S E T S                                               31, 2005     31, 2004
          -----------                                               ----------------------
                                                                (in thousands except share data)
Cash and noninterest-bearing deposits                               $   1,379    $   1,745
Interest-bearing demand deposits                                          464          694
Federal funds sold                                                        300          500
                                                                    ---------    ---------
            Total cash and cash equivalents                             2,143        2,939

Investment securities:
   Securities held-to-maturity (estimated market value of $2,078-
   2005 and $2,123-2004)                                                2,062        2,097
   Securities available-for-sale, at estimated market value            35,561       34,174

First National Bankers Bank stock, at cost                                210          210
Federal Home Loan Bank stock, at cost                                   1,051        1,016
Loans, net of allowance for loan losses                                64,992       62,600
Accrued interest receivable                                               558          512
Premises and equipment, net                                             3,104        3,079
Real estate owned                                                          --           --
Other assets                                                              448          556
                                                                    ---------    ---------

Total assets                                                        $ 110,129    $ 107,183
                                                                    =========    =========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------

Liabilities:
-----------
   Deposits:
      Noninterest-bearing                                           $   7,710    $   6,159
      Interest-bearing                                                 62,933       64,506
                                                                    ---------    ---------
          Total deposits                                               70,643       70,665
   Accrued dividends on savings                                           279          187
   Deferred federal income taxes                                          459          584
   Federal Home Loan Bank advances                                     20,000       17,200
   Other liabilities                                                      276          166
                                                                    ---------    ---------
          Total liabilities                                            91,657       88,802

Stockholders' equity:
--------------------
   Preferred stock-1,000,000 shares authorized-none issued                 --           --
   Common stock, par value $.01; 4,000,000 shares issued;
      1,396,611 shares issued and 1,454,750 outstanding                    15           15
   Additional paid-in capital                                          16,647       16,690
   Retained earnings                                                    3,399        3,106
   Treasury stock (58,139 shares)                                      (1,177)      (1,109)
   Accumulated other comprehensive income                                 386          556
                                                                    ---------    ---------



     See accompanying notes to unaudited consolidated financial statements.



                                                                       19,270       19,258
                                                                    ---------    ---------
Unearned common stock held by management recognition
          and retention plan (22,518-2005, 26,186-2004, shares)          (396)        (462)
   Unallocated common stock held by ESOP (43,206-2005,
          45,999-2004, shares unreleased)                                (402)        (415)
                                                                    ---------    ---------
                Total stockholders' equity                             18,472       18,381
                                                                    ---------    ---------


Total liabilities and stockholders' equity                          $ 110,129    $ 107,183
                                                                    =========    =========

                       MINDEN BANCORP, INC. AND SUBSIDIARY
                       -----------------------------------

                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
               --------------------------------------------------

                                   (UNAUDITED)
                                   -----------

                                                            Three Months Ended
                                                            ------------------
                                                           March 31,   March 31,
                                                             2005        2004
                                                             ----        ----
                                                     (in thousands except share data)
Interest and dividend income:
----------------------------
   Loans, including fees                                   $   1,193   $   1,054
   Investments-taxable:
      Securities                                                  81          46
      Mortgage-backed securities                                 226         234
   Dividends-FHLMC/FHLB                                           14           8
   Other (federal funds/interest-
      bearing demand)                                              5           9
                                                           ---------   ---------
          Total interest and dividend
            income                                             1,519       1,351

Interest expense:
-----------------
   Interest-bearing deposits                                     321         332
   Interest on borrowed funds                                    122          43
                                                           ---------   ---------
          Total interest expense                                 443         375
                                                           ---------   ---------

          Net interest income                                  1,076         976
   Provision for loan losses                                      --          --
                                                           ---------   ---------

          Net interest income after
            provision for loan losses                          1,076         976

Other operating income:
-----------------------
   Customer service fees                                          64          72
    Gain on sale of REO                                           --          --
                                                           ---------   ---------
          Total other operating income                            64          72

Other operating expenses:
-------------------------
   Salaries and benefits                                         342         313
   Office occupancy expense                                      120          92
   Professional fees and supervisory
      examinations                                                36          35
   SAIF insurance premium                                          3           3
   Other general and administrative
      expenses                                                   130         129
                                                           ---------   ---------
          Total other operating expenses                         631         572
                                                           ---------   ---------

Income before income taxes                                       509         476

Income tax expense                                               173         163
------------------                                         ---------   ---------

Net income                                                 $     336   $     313
----------                                                 =========   =========

Earnings per share                                         $     .25   $     .23
Earning per fully-diluted share                            $     .24   $     .21

     See accompanying notes to unaudited consolidated financial statements.

                       MINDEN BANCORP, INC. AND SUBSIDIARY
                       -----------------------------------

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------

                    FOR THE THREE MONTHS ENDED MARCH 31, 2005
                    -----------------------------------------

                                   (UNAUDITED)
                                   -----------


                                                  Additional                     Other                       Total

                                      Common        Paid-In      Retained         Comp.       Treasury

                                       Stock        Capital      Earnings        Income         Stock
                                       -----        -------      --------        ------         -----

                                                            (in thousands except share data)
Balance January 1, 2005              $      15     $  16,690     $   3,106      $     556     $  (1,109)    $  19,258
-----------------------

Net Income                                                             336                                        336

   Dividends                                                           (43)                                       (43)

   Treasury Stock                                        (65)                                       (68)         (133)
Amortization of awards
under management
recognition and retention                                 22                                                       22
plan

Change in net unrealized
gain (loss) on securities
available for sale, net of
tax effect of $87                                                     (170)          (170)                       (170)

Total comprehensive
income                                                                 166
                                     ---------     ---------     =========      ---------     ---------     ---------

Balance March 31, 2005               $      15     $  16,647     $   3,399      $     386     $  (1,177)    $  19,270
----------------------               =========     =========     =========      =========     =========     =========

     See accompanying notes to unaudited consolidated financial statements.

                       MINDEN BANCORP, INC. AND SUBSIDIARY
                       -----------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
               --------------------------------------------------

                                   (UNAUDITED)
                                   -----------

                                                                  2005         2004
                                                                  ----         ----
                                                                      (in thousands)
Cash flows from operating activities:
------------------------------------
   Net income                                                  $   336      $   313
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                 37           35
       Deferred income taxes                                       (38)          --
       Stock dividends                                              (8)         (39)
       Stock awards - RRP and ESOP                                  22           13
       Other                                                        14           --
       Decrease in prepaid expenses and accrued income              62           55
       Increase in dividends payable and other liabilities         202            5
                                                               -------      -------
         Net cash provided by operating activities                 627          382

Cash flows from investing activities:
------------------------------------
   Activity in available for sale securities:
     Maturities, prepayments and calls                           1,156        1,772
     Purchases                                                  (2,806)      (4,610)
   Activity in held to maturity securities:
     Maturities, prepayments and calls                              41           96
     Purchases                                                      --       (1,000)
   Net increase (decrease) in loans                             (2,392)         552
   Net (increase) in real estate owned                              --          (35)
   Purchases of premises and equipment                             (62)         (33)
   (Increase) FHLB Stock                                           (27)         (82)
                                                               -------      -------
         Net cash (used) by investing activities                (4,090)      (3,340)

Cash flows from financing activities:
------------------------------------
   Net (decrease) increase in deposits                             (22)         275
   Net increase in advances from FHLB                            2,800        3,000
   Purchase treasury stock and RRP shares                          (68)         (35)
   Dividends paid                                                  (43)         (33)
                                                               -------      -------
     Net cash provided by financing activities                   2,667        3,207
                                                               -------      -------

Net (decrease) increase in cash and cash equivalents              (796)         249
----------------------------------------------------

Cash and cash equivalents at January 1                           2,939        2,332
--------------------------------------                         -------      -------

Cash and cash equivalents at March 31                          $ 2,143      $ 2,581
-------------------------------------                          =======      =======

     See accompanying notes to unaudited consolidated financial statements.

                       MINDEN BANCORP, INC. AND SUBSIDIARY
                       -----------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                    FOR THE THREE MONTHS ENDED MARCH 31, 2005
                    -----------------------------------------

                                   (UNAUDITED)
                                   -----------

                                                                  2005        2004
                                                                  ----        ----
                                                                         (in thousands)
Supplemental disclosures:
   Interest paid on deposits and borrowed funds                 $  353      $  313
   Income taxes paid                                                -0-         -0-

     Noncash investing and financing activities:
       Increase (decrease) in unrealized gain on securities
          available for sale                                    $ (257)     $  202

     See accompanying notes to unaudited consolidated financial statements.

                       MINDEN BANCORP, INC. AND SUBSIDIARY
                       -----------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   (UNAUDITED)
                                   -----------

                                 MARCH 31, 2005
                                 --------------

1.    Presentation of Interim Information
      -----------------------------------

      On December 11, 2001, the Board of Directors of Minden Building and Loan Association, a Louisiana-chartered building and loan association (the "Association"), adopted a plan of reorganization pursuant to which the Association would convert to stock form and became a wholly owned subsidiary of Minden Bancorp, Inc. (the "Company"). In connection with the reorganization, the Company became a majority owned (55%) subsidiary of Minden Mutual Holding Company. The reorganization was consummated on July 2, 2002. The unaudited consolidated financial statements include the Company and its wholly owned subsidiary, the Association. The financial information at December 31, 2004 was obtained from the Company's consolidated audited financial statements. All intercompany transactions have been eliminated in consolidation. The Company's only significant assets are its investment in the Association, its loan to the Company's employee stock ownership plan (ESOP) and the remainder of the net offering proceeds retained by the Company.

      In the opinion of the management of the Company and the Association, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the consolidated financial position as of March 31, 2005 and December 31, 2004, and the consolidated results of operations and cash flows for the three months ended March 31, 2005 and 2004, and the consolidated statement of stockholders' equity for the three months ended March 31, 2005. Interim results are not necessarily indicative of results for a full year.

      The unaudited financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the year ended December 31, 2004 set forth in the Company Annual Report to stockholder's for such year ("Annual Report").

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

      ------------------------------------------------------

      Note 3 summarizes the types of loans included in the Association's loan portfolio. The Association does not have any significant concentrations to any one industry or customer.

      Earnings per share (EPS). EPS is calculated based upon 1,330,887 shares (outstanding stock less ESOP shares not released and MRP shares). Fully diluted EPS is based upon the treasury stock method for the stock options.

3.    Loans and Allowance for Loan Losses
      -----------------------------------

      The loan portfolio at March 31, 2005 and December 31, 2004, is as follows (in thousands):

                                                                    2005          2004
                                                                    ----          ----
        First and second mortgage conventional loans:
          Secured by one-to-four-family residences                 37,669      $ 37,711
        Commercial real estate                                     10,629         9,468
        Commercial, other than real estate                          9,936         9,435
        Consumer loans (including overdrafts of $25 and $35)        4,115         3,815
        Consumer loans secured by deposits                          1,089         1,759
        Construction loans                                          4,901         1,477
                                                                 --------      --------
              Total                                                68,339        63,665
        Less: Allowance for loan losses                             (878)         (877)
        ----
              Unfunded construction loan commitments               (2,469)         (188)
                                                                 --------      --------
              Loans, net                                         $ 64,992      $ 62,600
                                                                 ========      ========

      Changes in the allowance for loan losses are summarized as follows:

        Balance, January 1, 2005 and January 1, 2004      $877     $ 893
        Provision for loan losses                           --        --
        Loans charged off-net of recoveries                  1       (16)
                                                          ----     -----
        Balance, March 31, 2005 and December 31, 2004     $878     $ 877
                                                          ====     =====

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

4.    Accrued Interest Receivable
      ---------------------------

      Accrued interest receivable at March 31, 2005 and December 31, 2004 consists of the following (in thousands):

                                                     2005     2004
                                                     ----     ----

        Loans                                        $442     $395
        Mortgage-backed securities                    105      103
        Investment securities and other                11       14
                                                     ----     ----
               Total accrued interest receivable     $558     $512
                                                     ====     ====

5.    Premises and Equipment
      ----------------------

      Premises and equipment as or March 31, 2005 and December 31, 2004 are summarized as follows (in thousands):

                                                 2005         2004
                                                 ----         ----

        Land and buildings                    $ 3,163      $ 3,152
        Furniture, fixtures and equipment         591          540
                                              -------      -------
               Total                            3,754        3,692
        Less-accumulated depreciation            (650)        (613)
        ----                                  -------      -------
               Net premises and equipment     $ 3,104      $ 3,079
                                              =======      =======

6.    Deposits
      --------

      Deposits as of March 31, 2005 and December 31, 2004 are summarized as follows (in thousands):


                                                           2005        2004
                                                           ----        ----
        Demand deposit accounts (including official
        checks of $1,018 in 2005 and $956 in 2004)      $12,455     $11,006
        Passbook savings                                 14,171      14,022
        Certificates of deposit:
          1.00% - 1.99%                                     697       4,642
          2.00% - 2.99%                                  39,129      37,178
          3.00% - 3.99%                                   4,191       3,817
                                                        -------     -------
          Total certificates of deposit                  44,017      45,637
                                                        -------     -------
                 Total deposits                         $70,643     $70,665
                                                        =======     =======

7.    Pension Plan
      ------------

      The Association has adopted a 401(k) retirement plan, covering all full time employees based upon a year of service. The plan provides for a 2% discretionary employer contribution (based upon compensation) with a match of the employees' contribution up to 6% based upon Board approval. Plan contributions (in thousands) for the three months end March 31, 2005 were $11.

8.    Commitments and Contingencies
      -----------------------------

      In the ordinary course of business, the Association has outstanding commitments on which management does not anticipate losses. They include, among other things, commitments to extend credit and letters of credit undertaken in the normal course of business and to purchase mortgage pool securities. As of March 31, 2005 (in thousands), the Association had $18.1 million of loan commitments and lines of credit outstanding, including loans in process.

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

9.    Employee Stock Ownership Plan
      -----------------------------

      The Company established an employee stock ownership plan (the "ESOP") in connection with the conversion and loaned (in thousands) the ESOP $524 to purchase 52,371 shares of common stock (3.8% of the outstanding shares of the Company as of March 31, 2005). The loan is payable over ten years at (in thousands) $66 per year ($16.5 per quarter) including interest. At March 31, 2005, $402 remained contractually due on the loan. As required by accounting standards, the unreleased shares are not included in the calculation of EPS and the loan receivable is shown as a reduction in stockholders' equity. Compensation (in thousands) under the ESOP for the quarter ended March 31, 2005 was $25.5 and included in salaries and benefits. As the note is paid, the shares are released and allocated to the participants in the ESOP. As of March 31, 2005, 9,165 of those shares have been released from th ESOP.

10.   Stock Based Benefit Plans
      -------------------------

      The Company established the 2003 Recognition and Retention Plan and Trust Agreement ("RRP"), which is a stock-based incentive plan. The RRP was approved by the shareholders at the Company's annual meeting held May 15, 2003.

      The Company authorized 26, 186 shares of the Company's common stock to be awarded under the RRP. The Company purchased the 26,186 shares in open market transactions to fund the RRP as of March 31, 2005. Shares subject to awards under the RRP shares vest at 20% per year under the plan. As of March 31, 2005, awards covering 18,354 shares had been made and 3,668 shares have been issued. As a result, expense for this plan is being amortized over a 60- month period and is based upon the market value of the Company's stock as of the date of the awards which was $15.375 with respect to all the currently outstanding awards. Compensation (in thousands) under the RRP for the quarter ended March 31, 2005 was $13 and was included in salaries and benefits.

      The Company established the 2003 Stock Option Plan (the "Option Plan") under which 65,464 shares of Company stock are reserved for the grant of stock options to directors, officers and employees. The Option Plan provides for vesting to participants at 20% per year. The options expire in ten years from the date of grant. The exercise price of the options is equal to the fair market value of the common stock on the grant date which was $15.375 with respect to all the currently outstanding options. Options covering 49,885 shares were outstanding as of March 31, 2005. A total of 9,977 options were exercisable as of March 31, 2005.

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


                                                       Three Months Ended

                                                         March 31, 2005
                                                         --------------

        Net Income, as reported                                $ 336

        Pro forma net income                                     319

        Diluted income per share, as reported                  $ .24

        Pro forma diluted income per share                     $ .24

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

Item 2 - Management's Discussion and Analysis or Plan of Operation.

General

      The following discussion compares the consolidated financial condition of the Company and its wholly owned subsidiary, the Association, at March 31, 2005 and December 31, 2004, and the results of operations for the three months ended March 31, 2005 with the same period in 2004. Currently the business and management of the Company is primarily the business and management of the Association. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

      The Company is a federal corporation organized for the purpose of being a unitary holding company of the Association. In connection with the consummation of the reorganization of the Association on July 2, 2002, the Company acquired all of the capital stock of the Association in exchange for 50% of the net proceeds from the offering of the Company's common stock. The Company issued approximately 45% of its common stock to persons who submitted orders in the offering. Minden Mutual Holding Company owns approximately 57% of the Company's outstanding common stock at March 31, 2005. The only significant assets of the Company are the capital stock of the Association, the Company's loan to the ESOP, and the remainder of the net offering proceeds retained by the Company.

Changes in Financial Condition

      Total assets increased by $2.95 million, or 2.75%, from December 31, 2004 to March 31, 2005. The increase was primarily due to a $2.39 million, or 3.82%, increase in the Company's net loan portfolio, and a $1.4 million, or 3.73%, increase in investment securities. Cash and cash equivalents decreased by $796,000, or 27.08%, from December 31, 2004 to March 31, 2005.

      The $2.39 million increase in the Company's net loan portfolio from December 31, 2004 was primarily due to a $1.16 million, or 12.26%, increase in commercial real estate loans, a $3.42 million, or 231.82%, increase in construction loans, a $501,000, or 5.31%, increase in commercial loans, other than real estate, and a $300,000, or 7.86%, increase in consumer loans (not including those secured by deposits) offset slightly by a $42,000, or 0.11%, decrease in one-to-four family residential loans and a $670,000 or 38.09% decrease in consumer loans secured by deposits. The Company has increased its emphasis on the origination of higher yielding commercial and consumer loans. Deposits decreased by $22,000, or 0.03%, at March 31, 2005 compared to the year ended December 31, 2004. The decrease was due to a $1.57 million, or 2.44%, decrease in interest bearing deposits offset by a $1.55 million, or 25.18%, increase in non-interest bearing deposits.

      The Company's total classified assets for regulatory purposes at March 31, 2005 amounted to $548,000 all of which were classified as substandard. The classified assets at March 31, 2005 consisted of twelve mortgage loans and five automobile loans.

      Total stockholders' equity increased by $91,000, or 0.50%, in the first three months of 2005. Net income of $336,000 increased equity during the period which was partially offset by a dividend payment of $43,000 and by a $170,000 decrease in unrealized gain on investment securities. Stockholders' equity at March 31, 2005 totaled $18.5 million compared to equity of $18.4 million at December 31, 2004.

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

      Net income increased by $23,000, or 7.35%, in the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004. The increase in the March 31, 2005 quarter was due primarily to an increase of $100,000 in net interest income which was partially offset by a decrease in the other operating income of $8,000, an increase in other operating expenses of $59,000 and an increase in income tax expense of $10,000.

      Net interest income increased by $100,000, or 10.25%, in the quarter ended March 31, 2005 and over the quarter ended March 31, 2004. This was due to an increase in net loans and investments of $5.0 million and a decrease in the net interest rate spread of .05%. Net interest income (interest income less interest expense) was 1.00% for the three months ended March 31, 2005, compared to 1.05% as of the three months ended March 31, 2004. Interest expense on interest bearing liabilities for the three months ended March 31, 2005 was .53% compared to .46% for the period ended March 31, 2004.

      Total interest and dividend income increased by $168,000, or 12.44%, for the quarter over the comparable quarter of 2004. This was primarily due to an increase in income from loans receivable and fees of $139,000, or 13.19%, and a $27,000, or 9.64% increase in income from securities and mortgage-backed securities in the quarter ending March 31, 2005 compared to the quarter ending March 31, 2004.

      Total interest expense increased by $68,000, or 18.13%, for the quarter over the comparable quarter of 2004. The increase in the quarter was primarily due to an increase in interest paid on Federal Home Loan Bank advances of $79,000 an was partially offset by a decrease in total interest paid on deposits of $11,000 . The decrease in interest paid on deposits was a result of lower average interest rates paid which was partially offset by an increase in average balances. The increase in interest paid on Federal Home Loan Bank advances was caused by an increase in average balances.

      No provision for losses on loans was made for the quarters ended March 31, 2005 or 2004. At March 31, 2005, the Company's non-accruing loans amounted to $150,000. The allowance for loan losses amounted to $878,000 at March 31, 2005, representing 1.28% of the total loans held in portfolio and 585.33% of the total non-accruing loans at such date.

      Other operating income decreased in the quarter ended March 31, 2005 by $8,000, or 11.11%, over the quarter ended March 31, 2004. The decrease for the period is attributable to a decrease in transaction service charges slightly offset by an increase in commission on life insurance.

      Other operating expenses increased in the quarter ended March 31, 2005 by $59,000, or 10.31%, over the quarter ended March 31, 2004. The increase in the quarter was due to a $29,000 increase in employee compensation and benefits, and a $28,000 increase in office occupancy expense. Compensation expenses increased in the period due to an increase in the number of staff and, to a lesser extent, through increased compensation to current employees.

      Income tax expense increased in the quarter ended March 31, 2005 by $10,000 over the comparable 2004 period due primarily to increased income before taxes.

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

      The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively. At March 31, 2005, the Association exceeded each of its capital requirements with ratios of 14.44%, 14.44% and 29.42%, respectively.

Item 3. Controls and Procedures

      Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15
(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information related to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this report was being prepared. There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                              Minden Bancorp, Inc.
                                   Form 10-QSB
                          Quarter Ended March 31, 2005

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

      There are no matters required to be reported under this item.


Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

      (a)-(b) Not applicable.

      (c) The following table contains information about the Company's purchases of its equity securities pursuant to its stock repurchase plans during the quarter ended March 31, 2005.

                                                                              Maximum
                                                        Total Number of      Number of
                                                             Shares         Shares that
                                                          Purchased as       May Yet Be
                                Total                   Part of Publicly     Purchased
                                Number     Average         Announced         Under the
                              of Shares   Price Paid        Plans or          Plans or
       Period                 Purchased   per Share         Programs          Programs
---------------------         ---------  -----------    ----------------     -----------
January 1-31, 2005
                                 3,300      $ 20.40           3,300             12,139

February 1-28, 2005                 --           --              --             12,139
March 1-31, 2005                    --           --              --             12,139

     Total                       3,300      $ 20.40           3,300             12,139
                               =======      =======         =======            =======

-------------------

      On September 16, 2004 the Company announced that its Board of Directors authorized the second stock repurchase plan for up to 31,000 shares of the Company's outstanding common shares. At that time, it had 2,439 shares remaining to be repurchased on its first repurchase program announced on September 23, 2003. Since the announcement the shares remaining in the first repurchase plan were repurchased in December 2004. Since the announcement of the second repurchase plan through March 31, 2005, the Company has purchased 18,861 in connection with such plan at an average price per share of $20.94. There is no expiration period for the second stock repurchase plan.

Item 3 - Defaults Upon Senior Securities:

            There are no matters required to be reported under this item.

Item 4 - Submission of Matters to a Vote of Security Holders:

            There are no matters required to be reported under this item.

Item 5 - Other Information:

            There are no matters required to be reported under this item.

Item 6 - Exhibits

            (a) The following exhibits are filed herewith:

          EXHIBIT NO.                DESCRIPTION
             31.1         Certification pursuant to Rule 13a-14 of the Security Exchange Act of 1934, as amended , as adopted pursuant to Section 302 of the
                          Sarbanes-Oxley Act of 2002.
             31.2         Certification pursuant to Rule 13a-14 of the Security Exchange Act of 1934, as amended , as adopted pursuant to Section 302 of the
                          Sarbanes-Oxley Act of 2002.
             32.1         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
             32.2         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MINDEN BANCORP, INC.


Date: May 16, 2005                        /s/ A. David Evans
                                         A. David Evans
                                         President and Chief Executive Officer


Date: May 16, 2005                       /s/ Becky T. Harrell
                                        Becky T. Harrell
                                        Chief Financial Officer and Treasurer