Form 10QSB
period 2005-06-30
MINDEN BANCORP INC
filed 2005-08-15
CIK 1169352

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 -------- ACT OF 1934

                  For the quarterly period ended June 30, 2005

          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE -------- ACT OF 1934

                  For the transition period from_______ to _______

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

        Shares of common stock, par value $.01 per share, outstanding as of July 31, 2005: The registrant had 1,381,911 shares of common stock issued and outstanding, of which 800,112 shares were held by Minden Mutual Holding Company, the registrant's mutual holding company, and 581,799 shares were held by the public and directors, officers and employees of the registrant.

        Transitional Small business Disclosure Format (check one): Yes    No X.
                                                                      ---   ---

                              Minden Bancorp, Inc.

                                   Form 10-QSB

                           Quarter Ended June 30, 2005

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

                                                                                     Page
                                                                                     ----
Item 1 -     Financial Statements...............................................      2

Item 2 -     Management's Discussion and Analysis or Plan of Operation..........     12

Item 3 -     Controls and Procedures............................................     15

                           PART II - OTHER INFORMATION

Item 1 -     Legal Proceedings..................................................     16

Item 2 -     Unregistered Sales of Equity Securities and Use of Proceeds........     16

Item 3 -     Defaults Upon Senior Securities....................................     17

Item 4 -     Submission of Matters to a Vote of Security Holders................     17

Item 5 -     Other Information..................................................     17

Item 6 -     Exhibits...........................................................     17

Signatures .....................................................................     18

Exhibits .......................................................................     19

                       MINDEN BANCORP, INC. AND SUBSIDIARY
                       -----------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                 JUNE 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004
                 -----------------------------------------------

                                                                             June          December
          ASSETS                                                           30, 2005        31, 2004
          ------                                                           --------        --------
                                                                       (in thousands except share data)
Cash and noninterest-bearing deposits                                     $   1,884       $   1,745
Interest-bearing demand deposits                                                510             694
Federal funds sold                                                               --             500
                                                                          ---------       ---------
          Total cash and cash equivalents                                     2,394           2,939

Investment securities:
   Securities held-to-maturity (estimated market value of
      $2,031 at June 30, 2005 and $2,123 at December 31, 2004)                2,019           2,097
   Securities available-for-sale, at estimated market value                  31,573          34,174

First National Bankers Bank stock, at cost                                      210             210
Federal Home Loan Bank stock, at cost                                         1,137           1,016
Loans, net of allowance for loan losses                                      69,060          62,600
Accrued interest receivable                                                     567             512
Premises and equipment, net                                                   3,102           3,079
Other assets                                                                    411             556
                                                                          ---------       ---------

Total assets                                                              $ 110,473       $ 107,183
                                                                          =========       =========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------

Liabilities:
------------
   Deposits:
      Noninterest-bearing                                                 $   6,473       $   6,159
      Interest-bearing                                                       60,904          64,506
                                                                          ---------       ---------
          Total deposits                                                     67,377          70,665
   Accrued dividends on savings                                                 201             187
   Deferred federal income taxes                                                459             584
   Federal Home Loan Bank advances                                           23,000          17,200
   Fed Funds Purchased                                                          575              --
   Other liabilities                                                            335             166
                                                                          ---------       ---------
          Total liabilities                                                  91,947          88,802

Stockholders' equity:
---------------------
   Preferred stock - 1,000,000 authorized - none issued                          --              --
   Common stock, par value $.01; 4,000,000 shares authorized;
      1,454,750 shares issued and 1,381,911 shares outstanding as of
       June 30, 2005 and 1,399,911 outstanding at
      December 31, 2004                                                          15              15
   Additional paid-in capital                                                16,597          16,690
   Retained earnings                                                          3,690           3,106
   Treasury stock, at cost (72,839 shares at June 30, 2005                   (1,471)         (1,109)
       and 54,839 shares at December 31, 2004)

   Accumulated other comprehensive income                                       420             556
                                                                          ---------       ---------
                                                                             19,251          19,258
                                                                          ---------       ---------
Unearned  common stock held by management recognition
          and retention plan (18,354 at June 30, 2005,
           26,186 at December 31, 2004)                                        (333)           (462)
Unallocated common stock held by ESOP (41,898 at June 30, 2005,
          44,515 at December 31, 2004)                                         (392)           (415)
                                                                          ---------       ---------
             Total stockholders' equity                                      18,526          18,381
                                                                          ---------       ---------
Total liabilities and stockholders' equity                                $ 110,473       $ 107,183
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

                       MINDEN BANCORP, INC. AND SUBSIDIARY
                       -----------------------------------

                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
            ---------------------------------------------------------

                                    UNAUDITED

                                                    Three Months Ended          Six Months Ended
                                                    ------------------          ----------------
                                                  June 30,      June 30,      June 30,      June 30,
                                                    2005          2004          2005          2004
                                                    ----          ----          ----          ----
                                             (in thousands except share data)
Interest and dividend income:
-----------------------------
   Loans, including fees                          $  1,265      $  1,050      $  2,458      $  2,109
   Investments-taxable:
      Securities                                        90            54           171            98
      Mortgage-backed securities                       217           227           443           461
   Dividends-FHLMC/FHLB                                 14            14            27            26
   Other                                                 2             3             7             5
                                                  --------      --------      --------      --------
          Total interest and dividend income         1,588         1,348         3,106         2,699

Interest expense:
-----------------
   Interest-bearing deposits                           335           333           656           665
   Interest on borrowed funds                          166            47           287            90
                                                  --------      --------      --------      --------
          Total interest expense                       501           380           943           755
                                                  --------      --------      --------      --------

          Net interest income                        1,087           968         2,163         1,944
   Provision for loan losses                            --            --            --            --
                                                  --------      --------      --------      --------

          Net interest income after
            provision for loan losses                1,087           968         2,163         1,944

Other operating income:
-----------------------
   Customer service fees                                96            70           160           142
   Gain on sale of REO Assets                           --             3            --             3
                                                  --------      --------      --------      --------
          Total other operating income                  96            73           160           145

Other operating expenses:
-------------------------
   Salaries and benefits                               364           321           706           634
   Office occupancy expense                            112            84           232           176
   Professional fees and supervisory
      examinations                                      28            34            65            69
   SAIF insurance premium                                3             2             5             5
   Other general and administrative
      expenses                                         161           158           292           287
                                                  --------      --------      --------      --------
      Total other operating expenses                   668           599         1,300         1,171
                                                  --------      --------      --------      --------

Income before income taxes                             515           442         1,023           918
--------------------------

Income tax expense                                     175           150           348           313
------------------                                --------      --------      --------      --------

Net income                                        $    340      $    292      $    675      $    605
----------                                        ========      ========      ========      ========

Earnings per share                                $    .26      $    .21      $    .51      $    .44
Earnings per share fully diluted                  $    .24      $    .20      $    .47      $    .42

     See accompanying notes to unaudited consolidated financial statements.

                       MINDEN BANCORP, INC. AND SUBSIDIARY
                       -----------------------------------

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------

                     FOR THE SIX MONTHS ENDED JUNE 30, 2005
                     --------------------------------------

                                    UNAUDITED

                                                 Additional                   Other

                                      Common      Paid-In      Retained       Comp.         Treasury

                                      Stock       Capital      Earnings       Income         Stock         Total
                                      -----       -------      --------       ------         -----         -----
                                                     (in thousands)
Balance January 1, 2005              $     15   $     16,690   $  3,106    $        556   $     (1,109)   $ 19,258
-----------------------

Net Income                                                          675                                        675

  Dividends                                                         (91)                                       (91)

  Treasury Stock                                        (129)                                     (362)       (491)
Amortization of awards under
management recognition and
retention plan (RRP)                                      36                                                    36

Change in net unrealized gain
(loss) on securities available
for sale, net of tax effect of $70                                 (136)           (136)                      (136)
                                                               --------    ------------                   --------
   Total comprehensive income                                       539
                                     --------   ------------   --------    ------------   ------------    --------
Balance June 30, 2005                $     15   $     16,597   $  3,690    $        420   $     (1,471)   $ 19,251
---------------------                ========   ============   ========    ============   ============    ========

     See accompanying notes to unaudited consolidated financial statements.

                       MINDEN BANCORP, INC. AND SUBSIDIARY
                       -----------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                 -----------------------------------------------

                                    UNAUDITED

                                                             June 30,    June 30,
                                                               2005        2004
                                                               ----        ----
                                                                      (in thousands)
Cash flows from operating activities:
-------------------------------------
   Net income                                                $    675    $    605
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                74          71
       Deferred income taxes                                      (30)         --
       Stock dividends                                            (25)         (6)
       Stock awards RRP & ESOP                                     36          26
       Gain on sale of assets                                      --          (4)
       Decrease in prepaid expenses and accrued income             90          13
       Increase in dividends payable and other liabilities        183         216
                                                             --------    --------
         Net cash provided by operating activities               1003         921

Cash flows from investing activities:
-------------------------------------
   Activity in available for sale securities:
     Maturities, prepayments, calls, and sales                  5,199       4,253
     Purchases                                                 (2,806)     (9,309)
   Activity in held to maturity securities:
     Maturities, prepayments and calls                             78         154
     Purchases                                                     --      (1,010)
   Net increase in loans                                       (6,460)     (2,397)
   Net increase in premises and equipment                         (97)        (78)
   Purchase FHLB Stock                                            (96)        (92)
                                                             --------    --------
         Net cash used by investing activities                 (4,182)     (8,479)

Cash flows from financing activities:
-------------------------------------
   Net (decrease) increase in deposits                         (3,288)      3,977
   Net increase in advances from FHLB                           5,800       3,500
   Net increase in Fed Funds Purchased                            575          --
   Purchase of Treasury Stock and RRP shares                     (362)       (531)
   Dividends Paid                                                 (91)        (79)
                                                             --------    --------
   Net cash provided by financing activities                    2,634       6,867
                                                             --------    --------
Net decrease in cash and cash equivalents                        (545)       (691)
-----------------------------------------

Cash and cash equivalents at January 1                          2,939       2,332
--------------------------------------                       --------    --------

Cash and cash equivalents at June 30                         $  2,394    $  1,641
------------------------------------                         ========    ========

     See accompanying notes to unaudited consolidated financial statements.

                       MINDEN BANCORP, INC. AND SUBSIDIARY
                       -----------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

            FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004
            --------------------------------------------------------

                                    UNAUDITED

                                                   June 30,   June 30,
                                                     2005       2004
                                                     ----       ----
                                                           (in thousands)

Supplemental disclosures:
   Interest paid on deposits and borrowed funds    $    927   $    660
   Income taxes paid                                    240        181

     Noncash investing and financing activities:
       Decrease in unrealized gain on securities
         available for sale                        $    208   $    115
                                                   ========   ========

     See accompanying notes to unaudited consolidated financial statements.

                       MINDEN BANCORP, INC. AND SUBSIDIARY
                       -----------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                  JUNE 30, 2005
                                  -------------

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

      In the opinion of the management of the Company and the Association, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the consolidated financial position as of June 30, 2005 and December 31, 2004, and the consolidated results of operations and cash flows for the three and six months ended June 30, 2005 and 2004, and the consolidated statement of stockholders' equity for the six months ended June 30, 2005. Interim results are not necessarily indicative of results for a full year.

      The unaudited financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the year ended December 31, 2004 set forth in the Company Annual Report to stockholders for such year ("Annual Report").

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

Earnings per share (EPS). EPS is calculated based upon 1,321,163 shares (outstanding stock less ESOP shares not released and RRP shares not earned). Fully diluted EPS is based upon the treasury stock method for the stock options.

3.    Loans and Allowance for Loan Losses
      -----------------------------------

      The loan portfolio at June 30, 2005 and December 31, 2004, is as follows (in thousands):

        First mortgage conventional loans:                      2005       2004
                                                                ----       ----
          Secured by one-to-four-family residences          $ 38,507   $ 37,711
        Commercial real estate                                11,571      9,468
        Commercial, other than real estate                    10,678      9,435
        Consumer loans (including overdrafts of $39 & $25)     4,739      3,815
        Consumer loans secured by deposits                     1,260      1,759
        Construction loans                                     4,969      1,477
                                                            --------   --------
              Total                                           71,724     63,665
        Less:  Allowance for loan losses                        (871)      (877)
              Unfunded construction loan commitments          (1,793)      (188)
                                                            --------   --------
              Loans, net                                    $ 69,060   $ 62,600
                                                            ========   ========

      Changes in the allowance for loan losses are summarized as follows:

        Balance, January 1                                   $ 877      893
        Provision for loan losses                               --       --
        Loans charged off-net of recoveries                     (6)     (16)
                                                             -----    -----
        Balance, June 30                                     $ 871    $ 877
                                                             =====    =====

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

4.    Accrued Interest Receivable
      ---------------------------

      Accrued interest receivable at June 30, 2005 and December 31, 2004 consists of the following (in thousands):

                                                         2005        2004
                                                         ----        ----
        Loans                                          $    462    $    395
        Mortgage-backed securities                           96         103
        Investment securities and other                       9          14
                                                       --------    --------
               Total accrued interest receivable       $    567    $    512
                                                       ========    ========

5.    Premises and Equipment
      ----------------------

      Premises and equipment at June 30, 2005 and December 31, 2004 are summarized as follows (in thousands):

        Land and buildings                             $  3,178    $  3,152
        Furniture, fixtures and equipment                   611         540
                                                       --------    --------
               Total                                      3,789       3,692
        Less-accumulated depreciation                      (687)       (613)
        ----                                           --------    --------
               Net premises and equipment              $  3,102    $  3,079
                                                       ========    ========

6.    Deposits
      --------

      Deposits as of June 30, 2005 and December 31, 2004 are summarized as follows (in thousands):

           Demand deposit accounts (including official
             checks of $758 in 2005 and $956 in 2004)     $ 11,061    $ 11,006
        Savings                                             14,527      14,022
           Certificates of deposit:
             1.00% - 1.99%                                      --       4,642
             2.00% --2.99%                                  27,269      37,178
             3.00% - 3.99%                                  14,374       3,817
             4.00% - 4.99%                                     146          --
                                                          --------    --------
             Total certificates of deposit                  41,789      45,637
                                                          --------    --------
                    Total deposits                        $ 67,377    $ 70,665
                                                          ========    ========

7.    Pension Plan
      ------------

      The Association has adopted a 401(k) retirement plan, covering all full-time employees based upon a year of service. The plan provides for a 2% discretionary employer contribution (based upon compensation) with a match of the employees' contribution up to 6% based upon Board approval. Plan contributions (in thousands) for the six months ended June 30, 2005 were $21.

8.    Commitments and Contingencies
      -----------------------------

      In the ordinary course of business, the Association has outstanding commitments on which management does not anticipate losses. They include, among other things, commitments to extend credit and letters of credit undertaken in the normal course of business and to purchase mortgage pool securities. As of

      June 30, 2005, the Association had $16.4 million of loan commitments and lines of credit outstanding, including loans in process.

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

9.    Employee Stock Ownership Plan (ESOP)
      ------------------------------------

      The Company established an employee stock ownership plan (the "ESOP") in connection with the conversion and loaned (in thousands) the ESOP $524 to purchase 52,371 shares of common stock (4.0% of the outstanding shares of the Company as of June 30, 2005). The loan is payable over ten years at (in thousands) $66 per year ($16.5 per quarter) including interest. At June 30, 2005, (in thousands) $392 remained contractually due on the loan. As required by accounting standards, the unreleased shares are not included in the calculation of EPS and the loan receivable is shown as a reduction in stockholders' equity. Compensation (in thousands) under the ESOP for the period ended June 30, 2005 was $42 and included in salaries and benefits. As the note is paid, the shares are released and allocated to the accounts of the participants in the ESOP. As of June 30, 2005, 10,473 of those shares have been released from the ESOP.

10.   Stock Based Benefit Plans
      -------------------------

      The Company established the 2003 Recognition and Retention Plan and Trust Agreement ("RRP"), which is a stock-based incentive plan. The RRP was approved by the shareholders at the Company's annual meeting held May 15, 2003.

      The RRP authorized shares of the Company's common stock to be awarded under the RRP. The Company purchased the 26,186 shares in open market transactions to fund the RRP as of June 30, 2005. Shares subject to awards under the RRP shares vest at 20% per year under the plan. As of June 30, 2005, awards covering 18,354 shares had been made and 7,336 shares have been issued. As a result, expense for this plan is being amortized over a 60-month period and is based upon the market value of the Company's stock as of the date of the awards which was $15.375 with respect to all the currently outstanding awards. Compensation (in thousands) under the RRP for the six months ended June 30, 2005 was $26 and was included in salaries and benefits.

      The Company established the 2003 Stock Option Plan (the "Option Plan") under which 65,464 shares of Company stock are reserved for the grant of stock options to directors, officers and employees. The Option Plan provides for vesting to participants at 20% per year. The options expire in ten years from the date of grant. The exercise price of the options is equal to the fair market value of the common stock on the grant date which was $15.375 with respect to all the currently outstanding options. Options covering 49,885 shares were outstanding as of June 30, 2005. A total of 19,954 options were exercisable as of June 30, 2005.

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

                                                           Six Months Ended

                                                            June 30, 2005
                                                            -------------

               Net Income, as reported                          $  675

               Pro forma net income                                641

               Diluted income per share, as reported              $.47

               Pro forma diluted income per share                 $.45

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

Item 2 - Management's Discussion and Analysis or Plan of Operation.

General

      The following discussion compares the consolidated financial condition of the Company and its wholly owned subsidiary, the Association, at June 30, 2005 and December 31, 2004, and the results of operations for the three and six months ended June 30, 2005 with the same periods in 2004. Currently the business and management of the Company is primarily the business and management of the Association. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

      The Company is a federal corporation organized for the purpose of being a unitary holding company of the Association. In connection with the consummation of the reorganization of the Association on July 2, 2002, the Company acquired all of the capital stock of the Association in exchange for 50% of the net proceeds from the offering of the Company's common stock. The Company issued approximately 45% of its common stock to persons who submitted orders in the offering. Minden Mutual Holding Company owns the remaining approximately 58% of the Company's outstanding common stock at June 30, 2005. The only significant assets of the Company are the capital stock of the Association, the Company's loan to the ESOP, and the remainder of the net offering proceeds retained by the Company.

      In December 2004, a 12.85 parcel of property located on Homer Road in Minden, was purchased on which to construct the second full-service banking facility for the Association. The Association will build on approximately three acres. Plans are being made to start construction of the building later this year. It is anticipated that the remaining acreage will be divided and sold.

Changes in financial condition

      Total assets increased by 3.29 million or 3.1 % from December 31, 2004 to June 30, 2005. The increase was primarily due to 6.46 million, or 10.3%, increase in the Company's net loan portfolio, partially offset by a $2.68 million, or 7.4%, decrease in investment securities. Cash and cash equivalents decreased by $545,000 or 18.5% from December 31, 2004 to June 30, 2005. The decrease was primarily due to the Company's reduction in federal funds sold and the decrease in cash due to the repurchase of treasury stock.

      The $6.46 million increase in the Company's net loan portfolio from December 31,2004 to June 30, 2005 was primarily due to a 796,000 or 2.1%
increase in one-to four-family residential loans, a $1.24 million or 13.2% increase in commercial loans, other than real estate, a $2.10 million or 22.2% increase in commercial real estate loans, a $924,000 or 24.2% increase in consumer loans, and a $3.49 million or 236.4% increase in construction loans partially offset by a $499,000 or 28.4% decrease in consumer loans secured by savings deposits. The Company has increased its emphasis on the origination of higher yielding commercial and consumer loans. Deposits decreased by 3.29 million or 4.7% at June 30, 2005 compared to year ended December 31, 2004. The decrease in the Company's deposits over December 31, 2004 levels was due to a $3.6 million or 5.6% decrease in interest-bearing deposits, and a $314,000 or 5.1% increase in non-interest bearing deposits.

      The Company's total classified assets for regulatory purposes at June 30, 2005 amounted to $466,000 all of which were classified as substandard. The classified assets consisted of primarily of ten mortgage loans and ten consumer loans.

      Total stockholders equity increased by $145,000 or .8% in the first six months of 2005. Net income of $675,000 increased equity during the period which was partially offset by a dividend payment of $91,000, repurchase of treasury stock of $362,000, and by a decrease of $136,000 in the unrealized gain on investment securities. Stockholders' equity at June 30, 2005 totaled $18.53 million compared to equity of $18.38 million at December 31, 2004.

Results of Operation

      The Company's profitability depends primarily on its net interest income, which is the difference between interest and dividend income on interest_earning assets, principally loans, investment securities and interest_earning deposits in other institutions, and interest expense on interest_bearing deposits and borrowings from the Federal Home Loan Bank of Dallas. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also depends, to a lesser extent, on other operating income, provision for loan losses, other operating expenses and federal and state income taxes.

      Net income increased by $48,000 or 16.4% in the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004 and increased by 70,000 or 11.6% for the six months ended June 30, 2005 over the comparable 2004 period. The increase in net income for the quarter was primarily due to an increase in net interest income and in other operating income that more than offset increases in other operating expenses. The increase for the six months ended June 30, 2005 over the comparable 2004 period, was due primarily to a $219,000 or 11.3% increase in net interest income and a $15,000 or 10.3% increase in other operating income which was partially offset an increase in other operating expenses of $129,000 or 11.0% and a $35,000 or 11.2% in income tax expense.

      Net interest income increased by $119,000 or 12.3% for the quarter ended June 30, 2005 and $219,000 or 11.3% for the six month period ended June 30, 2005 compared to the prior year periods. The increases were due to an increase in net loans of $4.1 million or 6.3% for the quarter and $6.5 million or 10.3% for the six month period, and an increase in the net interest rate spread of .25%. Net interest income was 2.10% for the six months ended June 30, 2005, compared to 1.85% as of the six months ended June 30, 2004. Interest expense for the six months ended June 30, 2005 was .91% compared to .87% for the period ended June 30, 2004.

     Total interest and dividend income increased by $240,000 or 17.8% for the quarter and $407,000 or 15.1% for the six-month period ended June 30, 2005 compared to the prior year period. This was primarily due to an increase in income from loans receivable and fees of $215,000 or 20.5% and $349,000 or 16.5% and a $26,000 or 9.3% and a $56,000 or 9.6% increase in income from securities and mortgage-backed securities in the quarter ending June 30, 2005 and the six-months ending June 30, 2005 compared to the quarter and the six-months ending June 30, 2004.

      Total interest expense increased by $121,000 or 31.8% for the quarter and $188,000 or 24.9% for the six month period ended June 30, 2005 compared to the prior year periods. The increase in the quarter was due to an increase in interest paid on Federal Home Loan Bank advances. The increase in the six month period ended June 30, 2005 was due to an increase in interest paid on Federal Home Loan Bank advances of $197,000 or 218.9% partially offset by a decrease in total interest paid on deposits of $9,000 or 1.35%. The decrease in interest paid on deposits was a result of lower average balances during the quarter. The increase in interest paid on Federal Home Loan Bank advances was caused by an increase in average balances over the prior year periods.

      No provision for loan losses was made for the quarters ended on June 30, 2005 or 2004 or the six months ended June 30, 2005 or 2004. At June 30, 2004, the company's nonaccruing loans amounted to $83,000 compared to $49,000 at June 30, 2004. The allowance for loan losses amounted to $871,000 at June 30, 2005, representing 1.21 % of the total loans held in the portfolio and 1049.4% of total non-accruing loans compared to $892,000 at June 30, 2004.

      Other operating income increased in the quarter ended June 30, 2005 by $23,000 or 31.5 %, over the quarter ended June 30, 2004 and $15,000 or 10.3% for the six month period ended June 30, 2005. The increase for the three and six month periods are attributable to an increase in transaction service charges and fees.

      Other operating expense increased in the quarter ended June 30, 2005 by $69,000 or 11.5% over the quarter ended June 30, 2004 and $129,000 or 11.0 % for the six month period ended June 30, 2005. The increase in the quarter was primarily due to a $ 43,000 increase in salaries and benefits and a $ 28,000 increase in office occupancy partially offset by a reduction in professional fees of $6,000. Compensation expenses increased in the period due to a increase in the number of staff, and to a lesser extent, through increased compensation and current employees.

      Income tax expense increased in the quarter and for the six month ended June 30, 2005 by $25,000 and $ 35,000 respectively, over the comparable 2004 periods due primarily to increased income before taxes.

Liquidity and Capital Resources

       The Company adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments. The Company also adjusts liquidity as appropriate to meet asset and liability management objectives.

      The Company's primary sources of funds are deposits, amortization and prepayment of loans and mortgage_backed securities, maturities of investment securities and other short_term investments, and earnings and funds provided from operations. In addition, the Company invests excess funds in short_term interest_earning accounts and other assets, which provide liquidity to meet lending requirements.

      A significant portion of the Company's liquidity consists of securities classified as available for sale and cash and cash equivalents. The Company's primary sources of cash are net income, principal repayments on loans and mortgage_backed securities and increases in deposit accounts. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exsist with the Federal Home Loan Bank of Dallas which provide an additional source of funds.

      The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively. At June 30, 2005, the Association exceeded each of its capital requirements with ratios of 14.41%, 14.41% and 28.28%, respectively.

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

                              Minden Bancorp, Inc.
                                   Form 10-QSB
                           Quarter Ended June 30, 2005

                           PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings:

            There are no matters required to be reported under this item.

Item 2 -  Unregistered Sales of Equity Securities and Use of Proceeds

      (a)-(b)    Not applicable.
      (c) The following table contains information about the Company's purchases of equity securities pursuant to its stock repurchase plans during the quarter ended June 30, 2005.

                                                Total Number of
                                                     Shares
                                                  Purchased as        Maximum Number
                      Total                     Part of Publicly    of Shares that May
                    Number of      Average         Announced         Yet Be Purchased
                     Shares      Price Paid         Plans or        Under the Plans or
    Period          Purchased     per Share         Programs             Programs
--------------------------------------------------------------------------------------
April 01, 2005 -
April 30, 2005              --            --             --               12,139(1)

May 01, 2005 -
May 31, 2005            14,700         20.00         14,700               26,439(2)

June 01, 2005 -
June 30, 2005

    Total               14,700        $20.00         14,700               26,439
                        ======        ======         ======               ======

___________________

(1) The Company instituted a repurchase program in September 2003 for 39,278 shares of the Company's outstanding shares along with the authorization to purchase up to 26,186 shares to fund the Company's 2003 Recognition and Retention Plan and Trust Agreement (the "Recognition Plan"). In September 2004, the Company authorized the second stock repurchase plan for up to 31,000 shares of the Company's outstanding common shares. Prior to the repurchases noted in the above table, a total of 26,186 shares had been purchased for the Recognition Plan and 58,139 shares had been repurchased under the repurchase programs.

(2) Upon completion of the second repurchase program, the Company announced a third stock repurchase program of up to an additional 29,000 shares of outstanding common stock.

Item 3 - Defaults Upon Senior Securities:

            There are no matters required to be reported under this item.

Item 4 - Submission of Matters to a Vote of Security Holders:

            On May 10,  2005,  the  Company  held its third  Annual  Meeting  of
      Shareholders to obtain approval for two proxy proposals submitted on behalf of the Company's Board of Directors. Shareholders of record as of March 31, 2005 received proxy materials and were considered eligible to vote for these proposals. Following is a brief summary of each proposal and the result of the vote.

      1. The following directors were elected by the requisite plurality of the votes cast to serve on the Company's Board of Directors for a three year term, A. David Evans, A. Loye Jones, and R.E. Woodard III, by the votes cast as follows:

                                                            Broker
            Name             For         Withheld          Non-Votes
       ------------------------------------------------------------------

       A. David Evans      1,355,475         0                 N/A

        A. Loye Jones      1,355,475         0                 N/A

       R.E. Woodard III    1,355,475         0                 N/A

                                                                                          Broker
                                                           For      Against   Abstain    Non-Votes
                                                       --------------------------------------------
       2.   To ratify the appointment of
            Heard, McElroy and Vestal LLP as the
            independent auditors for the year
            ended December 31, 2005                      1,355,475     --        --          N/A

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

                                      MINDEN BANCORP, INC.

Date: August 15, 2005
                                           /s/ A. David Evans
                                           -------------------------------------
                                           A. David Evans
                                           President and Chief Executive Officer

Date: August 15, 2005
                                           /s/ Becky T. Harrell
                                           -------------------------------------
                                           Becky T. Harrell
                                           Chief Financial Officer and Treasurer