Form 10QSB
period 2005-09-30
MINDEN BANCORP INC
filed 2005-11-14
CIK 1169352

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number 000-49882

                              MINDEN BANCORP, INC.
                              --------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Shares of common stock, par value $.01 per share, outstanding as of October 31, 2005: The registrant had 1,381,911 shares of common stock issued and outstanding, of which 800,112 shares were held by Minden Mutual Holding Company, the registrant's mutual holding company, and 581,799 shares were held by the public and directors, officers and employees of the registrant.

Transitional Small business Disclosure Format (check one):

Yes |_|  No |X|.

                              Minden Bancorp, Inc.

                                   Form 10-QSB

                        Quarter Ended September 30, 2005

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

                                                                            Page
                                                                            ----

Item 1 -  Financial Statements............................................     1

Item 2 -  Management's Discussion and Analysis or Plan of Operation.......    12

Item 3 -  Controls and Procedures.........................................    16

                           PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings...............................................    17

Item 2 -  Unregistered Sales of Equity Securities and Use of Proceeds.....    17

Item 3 -  Defaults Upon Senior Securities.................................    18

Item 4 -  Submission of Matters to a Vote of Security Holders.............    18

Item 5 -  Other Information...............................................    18

Item 6 -  Exhibits........................................................    18

Signatures................................................................    19

Exhibits..................................................................    20

                       MINDEN BANCORP, INC. AND SUBSIDIARY
                       -----------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

              September 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004
              ----------------------------------------------------


                                                                                September 30,    December 31,
          ASSETS                                                                     2005            2004
          ------                                                                     ----            ----
                                                                               (in thousands except share data)
Cash and noninterest-bearing deposits                                              $   1,743      $   1,745
Interest-bearing demand deposits                                                          67            694
Federal funds sold                                                                       800            500
                                                                                   ---------      ---------
          Total cash and cash equivalents                                              2,610          2,939

Investment securities:
   Securities held-to-maturity (estimated market value of
      $1,982 at September 30, 2005 and $2,123 at December 31, 2004)                    1,975          2,097
   Securities available-for-sale, at estimated market value                           30,624         34,174

First National Bankers Bank stock, at cost                                               210            210
Federal Home Loan Bank stock, at cost                                                  1,148          1,016
Loans, net of allowance for loan losses                                               69,229         62,600
Accrued interest receivable                                                              521            512
Premises and equipment, net                                                            2,910          3,079
Other assets                                                                             394            556
                                                                                   ---------      ---------

Total assets                                                                       $ 109,621      $ 107,183
                                                                                   =========      =========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------

Liabilities:
------------
   Deposits:
      Noninterest-bearing                                                          $   6,308      $   6,159
      Interest-bearing                                                                60,773         64,506
                                                                                   ---------      ---------
          Total deposits                                                              67,081         70,665
   Accrued dividends on savings                                                          326            187
   Deferred federal income taxes                                                         457            584
   Federal Home Loan Bank advances                                                    22,500         17,200
   Fed Funds Purchased                                                                    --             --
   Other liabilities                                                                     463            166
                                                                                   ---------      ---------
          Total liabilities                                                           90,827         88,802

Stockholders' equity:
---------------------
   Preferred stock - 1,000,000 authorized - none issued                                   --             --
   Common stock, par value $.01; 4,000,000 shares authorized;
      1,454,750 shares issued and 1,381,911 shares outstanding as of
       September 30, 2005 and 1,399,911 outstanding at
      December 31, 2004                                                                   15             15
   Additional paid-in capital                                                         16,609         16,690
   Retained earnings                                                                   3,969          3,106
   Treasury stock, at cost (72,839 shares at September 30, 2005
      and 54,839 shares at December 31, 2004)                                         (1,471)        (1,109)

     See accompanying notes to unaudited consolidated financial statements.


   Accumulated other comprehensive income                                                385            556
                                                                                   ---------      ---------
                                                                                      19,507         19,258
                                                                                   ---------      ---------
Unearned common stock held by management recognition
          and retention plan (18,850 at September 30, 2005,
          22,518 at December 31, 2004)                                                  (333)          (462)
Unallocated common stock held by ESOP (40,589 at September 30, 2005,
          44,515 at December 31, 2004)                                                  (380)          (415)
                                                                                   ---------      ---------
             Total stockholders' equity                                               18,794         18,381
                                                                                   ---------      ---------

Total liabilities and stockholders' equity                                         $ 109,621      $ 107,183
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

                       MINDEN BANCORP, INC. AND SUBSIDIARY
                       -----------------------------------

                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
         ---------------------------------------------------------------

                                    UNAUDITED

                                                Three Months Ended    Nine Months Ended
                                                ------------------    -----------------
                                                Sept 30,   Sept 30,   Sept 30,   Sept 30,
                                                  2005       2004       2005       2004
                                                  ----       ----       ----       ----
                                                    (in thousands except share data)
Interest and dividend income:
-----------------------------
   Loans, including fees                         $1,323     $1,114     $3,782     $3,223
   Investments-taxable:
      Securities                                     96         63        267        161
      Mortgage-backed securities                    200        236        643        697
   Dividends-FHLMC/FHLB                              20         17         47         43
   Other                                              7          2         14          7
                                                 ------     ------     ------     ------
          Total interest and dividend income      1,646      1,432      4,753      4,131

Interest expense:
-----------------
   Interest-bearing deposits                        369        335      1,025      1,000
   Interest on borrowed funds                       202         68        489        159
                                                 ------     ------     ------     ------
          Total interest expense                    571        403      1,514      1,159
                                                 ------     ------     ------     ------

          Net interest income                     1,075      1,029      3,239      2,972
   Provision for loan losses                         --         --         --         --
                                                 ------     ------     ------     ------

          Net interest income after
            provision for loan losses             1,075      1,029      3,239      2,972

Other operating income:
-----------------------
   Customer service fees                             75         74        235        216
   Gain on sale of REO Assets                         4         --          4          3
                                                 ------     ------     ------     ------
          Total other operating income               79         74        239        219

Other operating expenses:
-------------------------
   Salaries and benefits                            359        315      1,064        949
   Office occupancy expense                         114         86        346        262
   Professional fees and supervisory
      examinations                                   66         35        131        104
   SAIF insurance premium                             2          2          7          7
   Other general and administrative
      expenses                                      122        107        416        394
                                                 ------     ------     ------     ------
      Total other operating expenses                663        545      1,964      1,716
                                                 ------     ------     ------     ------

Income before income taxes                          491        558      1,514      1,475
--------------------------

Income tax expense                                  167        190        515        502
------------------                               ------     ------     ------     ------

Net income                                       $  324     $  368     $  999     $  973
----------                                       ======     ======     ======     ======

Earnings per share                               $  .24     $  .27     $  .75     $  .72
Earnings per share fully diluted                 $  .23     $  .25     $  .70     $  .68

     See accompanying notes to unaudited consolidated financial statements.

                       MINDEN BANCORP, INC. AND SUBSIDIARY
                       -----------------------------------

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                  --------------------------------------------

                                    UNAUDITED

                                                       Additional                      Other
                                          Common        Paid-In       Retained          Comp.        Treasury
                                          Stock         Capital       Earnings         Income          Stock          Total
                                          -----         -------       --------         ------          -----          -----
                                                                       (in thousands)
Balance January 1, 2005                $       15     $   16,690     $    3,108      $      556     $   (1,109)     $   19,260
-----------------------

Net Income                                                                  999                                            999

Dividends                                                                  (138)                                          (138)

Treasury Stock                                              (130)                                         (362)           (492)

Amortization of awards under
management recognition and
retention plan (RRP)                                          49                                                            49

Change in net unrealized gain
(loss) on securities available for
sale, net of tax effect of $89                                             (171)           (171)                          (171)
                                                                     ----------      ----------                       ---------

   Total comprehensive income                                               828
                                                                     ----------

Balance September 30, 2005             $       15     $   16,609     $    3,969      $      385     $    (1,471     $   19,507
--------------------------             ==========     ==========     ==========      ==========     ===========     ==========

     See accompanying notes to unaudited consolidated financial statements.

                       MINDEN BANCORP, INC. AND SUBSIDIARY
                       -----------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
              -----------------------------------------------------

                                    UNAUDITED

                                                                        Sept 30,         Sept 30,
                                                                          2005            2004
                                                                          ----            ----
                                                                              (in thousands)
Cash flows from operating activities:
-------------------------------------
   Net income                                                          $      999      $      973
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                           111             109
       Deferred income taxes                                                  (41)             27
       Stock dividends                                                        (28)             (9)
       Stock awards RRP & ESOP                                                 49              39
       Gain on sale of assets                                                  (4)             (4)
       Decrease (Increase)  in prepaid expenses and accrued income            153             (33)
       Increase in dividends payable and other liabilities                    436             183
                                                                       ----------      ----------
         Net cash provided by operating activities                          1,675           1,285

Cash flows from investing activities:
-------------------------------------
   Activity in available for sale securities:
     Maturities, prepayments, calls, and sales                              7,052           6,879
     Purchases                                                             (3,763)        (12,001)
   Activity in held to maturity securities:
     Maturities, prepayments and calls                                        122             197
     Purchases                                                                 --          (1,010)
   Net increase in loans                                                   (6,589)         (3,216)
   Net increase in premises and equipment                                    (188)           (155)
   Sale of fixed assets                                                       250              --
   Purchase FHLB Stock                                                       (104)           (177)
                                                                       ----------      ----------

             Net cash used by investing activities                         (3,220)         (9,483)

Cash flows from financing activities:
-------------------------------------
   Net (decrease) increase in deposits                                     (3,584)          2,611
   Net increase in advances from FHLB                                       5,300           5,975
   Purchase of Treasury Stock and RRP shares                                 (362)           (756)
   Dividends Paid                                                            (138)           (124)
                                                                       ----------      ----------

     See accompanying notes to unaudited consolidated financial statements.


         Net cash provided by financing activities                          1,216           7,706
                                                                       ----------      ----------

Net decrease in cash and cash equivalents                                    (329)           (492)
-----------------------------------------

Cash and cash equivalents at January 1                                      2,939           2,332
--------------------------------------                                 ----------      ----------

Cash and cash equivalents at September 30                              $    2,610      $    1,840
-----------------------------------------                              ==========      ==========

     See accompanying notes to unaudited consolidated financial statements.

                       MINDEN BANCORP, INC. AND SUBSIDIARY
                       -----------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004
       -------------------------------------------------------------------

                                    UNAUDITED

                                                        Sept 30,       Sept 30,
                                                          2005           2004
                                                          ----           ----

                                                            (in thousands)

Supplemental disclosures:
   Interest paid on deposits and borrowed funds         $   1,356     $   1,099
   Income taxes paid                                          432           351

     Noncash investing and financing activities:
       Decrease in unrealized gain on securities
         available for sale                             $     261     $     (79)
                                                        =========     =========

                       MINDEN BANCORP, INC. AND SUBSIDIARY
                       -----------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                               SEPTEMBER 30, 2005
                               ------------------

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

      In the opinion of the management of the Company and the Association, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the consolidated financial position as of September 30, 2005 and December 31, 2004, and the consolidated results of operations and cash flows for the three and nine months ended September 30, 2005 and 2004, and the consolidated statement of stockholders' equity for the nine months ended September 30, 2005. Interim results are not necessarily indicative of results for a full year.

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

Earnings per share (EPS). EPS is calculated based upon 1,326,355 shares (outstanding stock less ESOP shares not released and RRP shares not earned). Fully diluted EPS is based upon the treasury stock method for the stock options.

3.    Loans and Allowance for Loan Losses
      -----------------------------------

      The loan portfolio at September 30, 2005 and December 31, 2004, is as follows (in thousands):

      First mortgage conventional loans:                       2005          2004
                                                               ----          ----
        Secured by one-to-four-family residences             $ 38,824      $ 37,711
      Commercial real estate                                   11,436         9,468
      Commercial, other than real estate                       10,526         9,435
      Consumer loans (including overdrafts of $26 & $25)        5,079         3,815
      Consumer loans secured by deposits                        1,243         1,759
      Construction loans                                        4,789         1,477
                                                             --------      --------
            Total                                              71,897        63,665
      Less: Allowance for loan losses                            (837)         (877)
            Unfunded construction loan commitments             (1,831)         (188)
                                                             --------      --------
            Loans, net                                       $ 69,229      $ 62,600
                                                             ========      ========

      Changes in the allowance for loan losses are summarized as follows:

            Balance, January 1                      $ 877        893
            Provision for loan losses                  --         --
            Loans charged off-net of recoveries       (40)       (16)
                                                    -----      -----

            Balance, September 30                   $ 837      $ 877
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

4.    Accrued Interest Receivable
      ---------------------------

      Accrued interest receivable at September 30, 2005 and December 31, 2004 consists of the following (in thousands):

                                                        2005            2004
                                                        ----            ----
         Loans                                        $     417      $     395
         Mortgage-backed securities                          97            103
         Investment securities and other                      7             14
                                                      ---------      ---------
                Total accrued interest receivable     $     521      $     512
                                                      =========      =========

5.    Premises and Equipment
      ----------------------

      Premises and equipment at September 30, 2005 and December 31, 2004 are summarized as follows (in thousands):

         Land and buildings                           $   2,962      $   3,152
         Furniture, fixtures and equipment                  672            540
                                                      ---------      ---------
                Total                                     3,634          3,692
         Less-accumulated depreciation                     (724)          (613)
                                                      ---------      ---------
                Net premises and equipment            $   2,910      $   3,079
                                                      =========      =========

6.    Deposits
      --------

      Deposits as of September 30, 2005 and December 31, 2004 are summarized as follows (in thousands):

         Demand deposit accounts (including official
           checks of $600 in 2005 and $956 in 2004)      $  10,840     $  11,006
           Savings                                          13,409        14,022
         Certificates of deposit:

           1.00% - 1.99%                                        --         4,642
           2.00% - 2.99%                                    17,605        37,178
           3.00% - 3.99%                                    22,468         3,817
           4.00% - 4.99%                                     2,759            --
                                                         ---------     ---------
           Total certificates of deposit                    42,832        45,637
                                                         ---------     ---------
               Total deposits                            $  67,081     $  70,665
                                                         =========     =========

7.    Pension Plan
      ------------

      The Association has adopted a 401(k) retirement plan, covering all full-time employees based upon a year of service. The plan provides for a 2% discretionary employer contribution (based upon compensation) with a match of the employees' contribution up to 6% based upon Board approval. Plan contributions (in thousands) for the nine months ended September 30, 2005 were $32.

8.    Commitments and Contingencies
      -----------------------------

      In the ordinary course of business, the Association has outstanding commitments on which management does not anticipate losses. They include, among other things, commitments to extend credit and letters of credit undertaken in the normal course of business and to purchase mortgage pool securities. As of September 30, 2005, the Association had $14.9 million of loan commitments and lines of credit outstanding, including loans in process.

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

9.    Employee Stock Ownership Plan (ESOP)
      ------------------------------------

      The Company established an employee stock ownership plan (the "ESOP") in connection with the conversion and loaned (in thousands) the ESOP $524 to purchase 52,371 shares of common stock (3.79% of the outstanding shares of the Company as of September 30, 2005). The loan is payable over ten years at (in thousands) $66 per year ($16.5 per quarter) including interest. At September 30, 2005, (in thousands) $380 remained contractually due on the loan. As required by accounting standards, the unreleased shares are not included in the calculation of EPS and the loan receivable is shown as a reduction in stockholders' equity. Compensation (in thousands) under the ESOP for the period ended September 30, 2005 was $59 and included in salaries and benefits. As the note is paid, the shares are released and allocated to the accounts of the participants in the ESOP. As of September 30, 2005, 11,782 of those shares have been released from the ESOP.

10.   Stock Based Benefit Plans
      -------------------------

      The Company established the 2003 Recognition and Retention Plan and Trust Agreement ("RRP"), which is a stock-based incentive plan. The RRP was approved by the shareholders at the Company's annual meeting held May 15, 2003.

      The RRP authorized shares of the Company's common stock to be awarded under the RRP. The Company purchased the 26,186 shares in open market transactions to fund the RRP as of September 30, 2005. Shares subject to awards under the RRP shares vest at 20% per year under the plan. As of September 30, 2005, awards covering 18,854 shares had been made and 7,336 shares have been issued. As a result, expense for this plan is being amortized over a 60-month period and is based upon the market value of the Company's stock as of the date of the awards which was $15.375 with respect to all the currently outstanding awards. Compensation (in thousands) under the RRP for the nine months ended September 30, 2005 was $40 and was included in salaries and benefits.

      The Company established the 2003 Stock Option Plan (the "Option Plan") under which 65,464 shares of Company stock are reserved for the grant of stock options to directors, officers and employees. The Option Plan provides for vesting to participants at 20% per year. The options expire in ten years from the date of grant. The exercise price of the options is equal to the fair market value of the common stock on the grant date which was $15.375 with respect to all the currently outstanding options. Options covering 51,885 shares were outstanding as of September 30, 2005. A total of 19,954 options were exercisable as of September 30, 2005.

Item 2 - Management's Discussion and Analysis or Plan of Operation.

General

      The following discussion compares the consolidated financial condition of the Company and its wholly owned subsidiary, the Association, at September 30, 2005 and December 31, 2004, and the results of operations for the three and nine months ended September 30, 2005 with the same periods in 2004. Currently the business and management of the Company is primarily the business and management of the Association. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

      The Company is a federal corporation organized for the purpose of being a unitary holding company of the Association. In connection with the consummation of the reorganization of the Association on July 2, 2002, the Company acquired all of the capital stock of the Association in exchange for 50% of the net proceeds from the offering of the Company's common stock. The Company issued approximately 45% of its common stock to persons who submitted orders in the offering. Minden Mutual Holding Company owns the remaining approximately 58% of the Company's outstanding common stock at September 30, 2005. The only significant assets of the Company are the capital stock of the Association, the Company's loan to the ESOP, and the remainder of the net offering proceeds retained by the Company.

      In December 2004, a 12.85 parcel of property located on Homer Road in Minden, was purchased on which to construct the second full-service banking facility for the Association. The Association will build on approximately three acres. Plans are being made to start construction of the building later this year. It is anticipated that the remaining acreage will be divided and sold. During the third quarter of 2005 a parcel of the property was sold for $250,000.

Changes in financial condition

      Total assets increased by 2.44 million or 2.3 % from December 31, 2004 to September 30, 2005. The increase was primarily due to 6.63 million, or 10.6%, increase in the Company's net loan portfolio, partially offset by a $3.67 million, or 10.1%, decrease in investment securities. Cash and cash equivalents decreased by $329,000 or 11.2% from December 31, 2004 to September 30, 2005. The decrease was primarily due to the Company's reduction in interest-bearing demand deposits and the decrease in cash due to the repurchase of treasury stock.

      The $6.63 million increase in the Company's net loan portfolio from December 31,2004 to September 30, 2005 was primarily due to a $1.11 million or 2.95% increase in one-to four-family residential loans, a $1.09 million or 11.6% increase in commercial loans, other than real estate, a $1.97 million or 20.8% increase in commercial real estate loans, a $1.26 million or 33.1% increase in consumer loans, and a $3.31 million or 224.2% increase in construction loans partially offset by a $516,000 or 29.3% decrease in consumer loans secured by savings deposits. The Company has increased its emphasis on the origination of higher yielding commercial and consumer loans. Deposits decreased by 3.58 million or 5.1% at September 30, 2005 compared to year ended December 31, 2004. The decrease in the Company's deposits over December 31, 2004 levels was due to a $3.73 million or 5.8% decrease in interest-bearing deposits, and a $149,000 or 2.4% increase in non-interest bearing deposits.

      The Company's total classified assets for regulatory purposes at September 30, 2005 amounted to $543,000 all of which were classified as substandard. The classified assets consisted of primarily of ten mortgage loans and nine consumer loans.

      Total stockholders equity increased by $413,000 or 2.2% in the first nine months of 2005. Net income of $999,000 increased equity during the period which was partially offset by dividend payments of $138,000, repurchase of treasury stock of $362,000, and by a decrease of $171,000 in the unrealized gain on investment securities. Stockholders' equity at September 30, 2005 totaled $18.79 million compared to equity of $18.38 million at December 31, 2004.

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

      Net income decreased by $44,000 or 12.0% in the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004 and increased by 26,000 or 2.7% for the nine months ended September 30, 2005 over the comparable 2004 period. The decrease in net income for the quarter was primarily due to an increase in operating expenses. The increase for the nine months ended September 30, 2005 over the comparable 2004 period, was due primarily to a $267,000 or 9.0% increase in net interest income and a $20,000 or 9.1% increase in other operating income which was partially offset by an increase in other operating expenses of $248,000 or 14.4% and a $13,000 or 2.6% in income tax expense.

      Net interest income increased by $46,000 or 4.5% for the quarter ended September 30, 2005 and $267,000 or 9.0% for the nine month period ended September 30, 2005 compared to the prior year periods. The increases were due to an increase in net loans yields for the quarter and a $6.6 million or 10.6% increase in loans for the nine month period, and an increase in the net interest rate spread of .33%. Net interest income was 3.14% for the nine months ended September 30, 2005, compared to 2.81% as of the nine months ended September 30, 2004. Interest expense for the nine months ended September 30, 2005 was 1.84% compared to 1.1% for the period ended September 30, 2004.

      Total interest and dividend income increased by $214,000 or 14.9% for the quarter and $622,000 or 15.1% for the nine month period ended September 30, 2005 compared to the prior year period. This was primarily due to an increase in income from loans receivable and fees of $209,000 or 18.8% in the quarter ending September 30, 2005 and a $559,000 or 17.3% in income from loans receivable and fees and a $52,000 or 6.1% increase in income from securities and mortgage-backed securities for the nine months ending September 30, 2005 compared to the quarter and the nine month period ending September 30, 2004.

      Total interest expense increased by $168,000 or 41.7% for the quarter and $355,000 or 30.6% for the nine month period ended September 30, 2005 compared to the prior year periods. The increase in the quarter was due to an increase in interest paid on Federal Home Loan Bank advances. The increase in the nine month period ended September 30, 2005 was due to an increase in interest paid on Federal Home Loan Bank advances of $330,000 or 207.6% and an increase in total interest paid on deposits of $25,000 or 2.5%. The increase in interest paid on deposits was a result of higher rates paid on balances during the quarter. The increase in interest paid on Federal Home Loan Bank advances was caused by an increase in average balances and higher rates over the prior year periods.

      No provision for loan losses was made for the quarters ended on September 30, 2005 or 2004 or the nine months ended September 30, 2005 or 2004. At September 30, 2004, the company's nonaccruing loans amounted to $64,000 compared to $49,000 at September 30, 2004. The allowance for loan losses amounted to $837,000 at September 30, 2005, representing 1.19 % of the total loans held in the portfolio and 1307.8% of total non-accruing loans compared to $881,000 at September 30, 2004.

      Other operating income increased in the quarter ended September 30, 2005 by $5,000 or 6.8% over the quarter ended September 30, 2004 and $20,000 or 9.1% for the nine month period ended September 30, 2005. The increases for the three and nine month periods are attributable to an increase in transaction service charges and fees.

      Other operating expenses increased in the quarter ended September 30, 2005 by $118,000 or 21.7% over the quarter ended September 30, 2004 and $248,000 or
14.4 % for the nine month period ended September 30, 2005. The increase in the quarter was primarily due to a $ 44,000 increase in salaries and benefits and a $ 28,000 increase in office occupancy, an increase in professional fees of $31,000, and an increase in other expenses of $15,000. Compensation expenses increased in the period due to a increase in the number of staff, and to a lesser extent, through increased compensation for current employees.

      Income tax expense decreased in the quarter by $23,000 due to decrease in net income over 2004 and increased for the nine month ended September 30, 2005 by $13,000 over the comparable 2004 period due primarily to increased income before taxes.

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

      The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively. At September 30, 2005, the Association exceeded each of its capital requirements with ratios of 14.78%, 14.78% and 28.84%, respectively.

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

                              Minden Bancorp, Inc.
                                   Form 10-QSB
                        Quarter Ended September 30, 2005

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

            There are no matters required to be reported under this item.

Item 2 -  Unregistered Sales of Equity Securities and Use of Proceeds

      (a)-(b) Not applicable.

      (c) The following table contains information about the Company's purchases of equity securities pursuant to its stock repurchase plans during the quarter ended September 30, 2005.

                                                                 Total Number of
                                                               Shares Purchased as
                            Total Number                         Part of Publicly      Maximum Number of Shares
                              of Shares      Average Price      Announced Plans or     that May Yet Be Purchased
       Period                 Purchased      Paid per Share          Programs         Under the Plans or Programs
July 01, 2005 -
July 31, 2005                     --                --                    --                           --

August 01, 2005 -
August 31, 2005                   --                --                    --                           --

Sept. 01, 2005 -
Sept. 30, 2005                    --                --                    --                       26,439
                                                                                                   ------

----------------

      The Company instituted a repurchase program in September 2003 for 39,278 shares of the Company's outstanding shares along with the authorization to purchase up to 26,186 shares to fund the Company's 2003 Recognition and Retention Plan and Trust Agreement (the "Recognition Plan"). In September 2004, the Company authorized the second stock repurchase plan for up to 31,000 shares of the Company's outstanding common shares. Upon completion of the second repurchase program, the Company announced a third stock repurchase program of up to an additional 29,000 shares of outstanding common stock. A total of 26,186 shares have been purchased for the Recognition Plan and 72,839 shares have been purchased under the repurchase programs with 26,439 shares remaining to be repurchased.

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

                                           MINDEN BANCORP, INC.


Date: November 10, 2005                    A. David Evans
                                           -------------------------------------
                                           President and Chief Executive Officer


Date: November 10, 2005                    Becky T. Harrell
                                           -------------------------------------
                                           Chief Financial Officer and Treasurer