Form 10KSB
period 2005-12-31
MINDEN BANCORP INC
filed 2006-03-31
CIK 1169352

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-KSB

(Mark One)

|X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2005

                                       OR

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                         Commission File No.: 000-49882
                                              ---------

                               MINDEN BANCORP, INC
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           United States                                 13-4203146
-----------------------------------                 ----------------------
 (State or Other Jurisdiction of                       (I.R.S. Employer
  Incorporation or Organization)                    Identification Number)

  415 Main Street, Minden, Louisiana                        71058
----------------------------------------            ----------------------
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

                     Common Stock (par value $.01 per share)
         --------------------------------------------------------------
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 on 15(d) of the Exchange Act. _____

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

Issuer's revenues for its most recent fiscal year: $6.8 million.

As of February 28, 2006, the aggregate value of the 397,080 shares of Common Stock of the Registrant outstanding on such date held by non-affiliates, which excludes 129,198 shares held by all directors and executive officers of the Registrant (not including 8,373 shares held by the Registrant's Employee Stock Ownership Plan ("ESOP") on such persons' behalf), 52,371 shares held by the Registrant's ESOP, and 800,112 shares held by Minden Mutual Holding Company, was approximately $8.44 million. This figure is based on the closing sale price of $21.25 per share of the Registrant's Common Stock on February 28, 2006. Although directors and executive officers and the ESOP were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of February 28, 2006: 1,378,761 Transitional Small Business Disclosure Format: Yes |_| No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents incorporated by reference and the part of the Form 10-KSB into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders are incorporated into Part II, Items 5 through 7 and Part III, Item 13 of this Form 10-KSB.

(2) Portions of the definitive proxy statement for the 2006 Annual Meeting of Stockholders are incorporated into Part III, Items 9 through 12 and Item 14 of this Form 10-KSB.

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

      The Association was originally organized in 1910. The Association's business consists primarily of attracting deposits from the general public and using those funds to make loans. The Association operates out of its main office located in Minden, Louisiana.

Lending Activities

      General. At December 31, 2005, the net loan portfolio of the Association totaled $70.1 million, representing approximately 63.0% of its total assets at that date. The principal lending activity of the Association is the origination of one-to-four family residential loans. At December 31, 2005, one-to-four family residential loans amounted to $38.7 million, or 53.6% of its total loan portfolio, before net items. As part of the implementation of the Association's lending strategy of diversifying its loan portfolio and decreasing its dependence on single-family residential lending, the Association also offers the following lending products:

      o commercial real estate loans, which amounted to 17.4% of the total loan portfolio at December 31, 2005 as compared to 14.9% of the total loan portfolio at December 31, 2004;

      o consumer loans, which amounted to 9.5% of the total loan portfolio at December 31, 2005 as compared to 8.8% of the total loan portfolio at December 31, 2004;

      o commercial business loans, which amounted to 13.8% of the total loan portfolio at December 31, 2005 as compared to 14.8% of the total loan portfolio at December 31, 2004; and

      o construction loans, which amounted to 5.7% of the total loan portfolio at December 31, 2005, as compared to 2.3% of the total loan portfolio at December 31, 2004.

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

      A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds the greater of (i) 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities, and (ii) $500,000. At December 31, 2005, the Association's regulatory limit on loans-to-one borrower was approximately $2.9 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $2.3 million, $1.3 million, $942,000, $897,000 and $693,000. Each of the Association's five largest loans or groups of loans was performing in accordance with their respective terms at December 31, 2005.

      Loan Portfolio Composition. The following table sets forth the composition of the Association's loan portfolio by type of loan at the dates indicated.

                                                                     December 31,
                                                ------------------------------------------------------
                                                         2005                            2004
                                                -----------------------        -----------------------
                                                 Amount         Percent        Amount          Percent
                                                 ------         -------        ------          -------
                                                                 (Dollars in Thousands)
      Real estate loans:
         One-to-four family ..............      $ 38,746          53.64%      $ 37,711          59.24%
         Commercial ......................        12,570          17.40          9,468          14.87
         Construction ....................         4,113           5.70          1,477           2.32
      Commercial business ................         9,933          13.75          9,435          14.82
      Consumer:
         Loans secured by savings accounts         1,439           1.99          1,759           2.76
         Other(1) ........................         5,431           7.52          3,815           5.99
                                                --------         ------       --------         ------
         Total loans receivable ..........      $ 72,232         100.00%      $ 63,665         100.00%
                                                                 ======                        ======

      Less:
         Undisbursed loans in process ....        (1,278)                         (188)
         Allowance for loan losses .......          (837)                         (877)
                                                --------                      --------
           Total loans receivable, net ...      $ 70,117                      $ 62,600
                                                ========                      ========

----------
(1)   Includes automobile, boat, recreational vehicle, and unsecured loans.

      Origination of Loans. The lending activities of the Association are subject to the written underwriting standards and loan origination procedures established by the board of directors and management. Loan originations are obtained through a variety of sources, primarily consisting of referrals from real estate brokers and existing customers. Written loan applications are taken by one of the Association's loan officers. The loan officer also supervises the procurement of credit reports, appraisals and other documentation involved with a loan. For real estate loans in excess of $250,000, the Association's loan policy mandates that property valuations be performed by an independent outside appraiser approved by its board of directors. As a matter of practice, however, the Association obtains independent outside appraisals on substantially all of its real estate loans. Under the lending policies of the Association, a title opinion must be obtained for each real estate loan.

      The Association's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. Generally, loans in excess of $100,000 must be approved by the Association's loan committee or the board of directors. All loans are ratified by the board of directors.

      The following table shows total loans originated and repaid during the periods indicated. No loans were sold during the periods presented.

                                                         Year Ended December 31,
                                                         -----------------------
                                                            2005         2004
                                                          -------      -------
                                                              (In Thousands)
           Loan originations:
             Real estate loans:
                One-to-four family.....................   $15,627      $13,399
                Commercial.............................     7,562        4,754
                Construction...........................     6,761        4,403
             Commercial business.......................    19,142       12,598
             Consumer(1)...............................     7,130        5,942
                                                          -------       -------
                Total loans originated.................    56,222       41,096
                                                          -------       -------
           Deduct loan principal reductions............    47,868       36,050
           Decrease due to other items, net(2).........       837          543
                                                          -------       -------
           Net increase in loan portfolio..............   $ 7,517     $  4,503
                                                          =======     ========

----------
(1) Includes loans secured by deposits, automobile, boat and recreational vehicle loans.

(2)   Other items consist of loans in process and allowance for loan losses.

      Although Louisiana laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, the Association concentrates its lending activity on its primary market area in Webster Parish, Louisiana and the surrounding area. Subject to its loans-to-one borrower limitation, the Association is permitted to invest without limitation in residential mortgage loans and up to 400% of its capital in loans secured by non- residential or commercial real estate. The Association also may invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, the Association may invest up to 10% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. At December 31, 2005, the Association was in compliance with each of the above lending limits.

      Maturity of Loan Portfolio. The following table presents certain information at December 31, 2005, regarding the dollar amount of loans maturing in the Association's portfolio based on their contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year.

                                                                     At December 31, 2005
                                          ---------------------------------------------------------------------------
                                          One-to-four    Commercial                             Commercial     Total
                                            Family       Real Estate   Construction  Consumer    Business      Loans
                                          -----------    -----------   ------------  --------   ----------     -----
                                                                           (In Thousands)
Amounts due in:
  One year or less..................        $ 2,474         $   738      $4,113       $1,758       $6,012     $15,095
  More than one year to five years..          5,148           8,067          --        4,890        3,385      21,490
  More than five years..............         31,124           3,765          --          222          536      35,647
                                            -------         -------      ------       ------       ------     -------
      Total amount due..............        $38,746         $12,570      $4,113       $6,870       $9,933     $72,232
                                            =======         =======      ======       ======       ======     =======

            The following table sets forth the dollar amount of all loans, before net items, due after December 31, 2006 which have fixed interest rates or which have floating or adjustable interest rates.

                                                   Fixed-Rates       Floating or Adjustable Rates     Total
                                                   -----------       ----------------------------     -----
                                                                        (In Thousands)
Real estate loans:
  One-to-four family .....................            $36,202                  $    70               $36,272
  Commercial .............................              9,348                    2,484                11,832
  Construction ...........................                 --                       --                    --
Commercial business ......................              2,643                    1,278                 3,921
Consumer loans ...........................              5,026                       86                 5,112
                                                      -------                  -------               -------
      Total loans ........................            $53,219                  $ 3,918               $57,137
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

      One-to-Four Family Residential Real Estate Loans. The primary lending activity of the Association has been and continues to be the origination of loans secured by single-family residences At December 31, 2005, $38.7 million, or 53.6%, of its total loan portfolio, before net items, consisted of one-to-four family residential loans.

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

      Substantially all of the Association's one-to-four family residential loans have fixed rates of interest. Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Although it has been the Association's practice to retain all of the one- to-four family residential loans, its fixed-rate loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as Freddie Mac, and other investors in the secondary mortgage market. At December 31, 2005, $36.2 million, or 93.5%, of the Association's one-to-four family residential mortgage loans were fixed-rate loans.

      Of the $38.7 million of one-to-four family residential loans held by the Association at December 31, 2005, $898, 000 consisted of second mortgage loans. These loans are secured by the underlying equity in the borrower's residence. The Association holds the first mortgage on virtually all of the properties that secure its second mortgage loans. The amount of the Association's second mortgage loans generally cannot exceed the lesser of an aggregate loan-to-value ratio combining the first and the second lien of 90% or $100,000. These loans are typically three-to-five year balloon loans with fixed rates and contain an on-demand clause that allows the Association to call the loan in full at any time.

      Commercial Real Estate Loans. The Association began to emphasize the origination of commercial real estate loans in 2001 as part of its strategy to diversify its loan portfolio. In order to implement its lending strategy of serving commercial real estate customers, the Association hired in 2001 an experienced senior loan officer and established prudent procedures for originating commercial real estate loans. Commercial real estate loans generally have interest rates that are higher than interest rates on one-to-four family residential loans because they usually involve a higher degree of risk than loans secured by residential property. The Association's commercial real estate loans consist primarily of loans secured by land, storefront retail and office buildings, churches and schools. Substantially all of the Association's commercial real estate loans were secured by properties located within its market area. At December 31, 2005, the Association's commercial real estate loans amount to $12.6 million, or 17.4% of its total loan portfolio, before net items, compared to $9.5 million, or 14.9% of its total loan portfolio at December 31, 2004.

      The Association's commercial real estate loans have a maximum loan-to-value ratio of 80%. The terms of each commercial real estate loan are negotiated on a case-by-case basis, although these loans are generally structured as three-to-five year balloon loans with either fixed rates or variable rates tied to the Wall Street Journal prime rate with a 10- to 15-year amortization schedule. In determining whether to make a commercial real estate loan, the Association considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. In most cases the Association obtains personal guarantees from the borrowers. The Association has generally required that the properties securing these commercial real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of 1.2x. The Association requires written appraisals prepared by a certified independent appraiser of all properties securing commercial real estate loans greater than $250,000. At December 31, 2005, the average individual loan balance of the loans in the Association's commercial real estate portfolio was approximately $142,000 and its largest commercial real estate loan at such date was $897,000. This loan was current at December 31, 2005.

      The land loans in the Association's commercial real estate loan portfolio are secured primarily by income producing properties, such as land utilized for growing timber. A small percentage of the land loans are for development of residential property. The Association's land loans typically are three-to-five year balloon loans. At December 31, 2005, the Association had $2.8 million in land loans (which amount is included in the 12.6 million aggregate balance of commercial real estate loans) which loans had an average balance of $42,000. The Association's largest land loan at December 31, 2005 amounted to $375,000, which loan was current at December 31, 2005.

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

      Commercial Business Loans. The Association originates commercial business loans primarily to small business owners in its market area for purposes of working capital or equipment financing. These loans are typically secured by equipment, machinery, commercial real estate, and other corporate assets. The commercial business loans are usually one-to-five year loans with either fixed rates or variable rates of interest tied to the prime rate. During 2005, the Association continued to expand its activities in the commercial business lending market with originations totaling $19.1 million compared to $12.6 million in 2004. At December 31, 2005, the Association's commercial business loans amounted to $9.9 million, or 13.8%, of its total loan portfolio compared to $9.4 million, or 14.8% of its loan portfolio at December 31, 2004.

      Commercial business loans generally are considered to involve a greater risk than single- family residential mortgage loans. The Association attempts to minimize its risk exposure by limiting these loans to proven businesses and by obtaining personal guarantees from the principals of the borrower.

      Consumer Loans. The Association is authorized to make loans for a wide variety of personal or consumer purposes. The Association originates consumer loans in order to accommodate its customers and because such loans generally have shorter terms and higher interest rates than residential mortgage loans. The consumer loans offered by the Association consist of loans secured by deposit accounts with the Association, automobile loans, recreational vehicle loans, boat loans and other miscellaneous loans. As part of its lending strategy, the Association began to emphasize the origination of consumer loans in 2001. At December 31, 2005, $6.9 million, or 9.5% of the Association's total loan portfolio consisted of consumer loans compared to $5.6 million, or 8.8% of its total loan portfolio, before net items, at December 31, 2004.

      The Association offers loans secured by deposit accounts in the Association, which loans amounted to $1.4 million, or 2.0% of the Association's total loan portfolio, before net items, at December 31, 2005. Such loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. These loans typically are payable on demand with a maturity date of one year.

      The Association also offers loans for automobiles, primarily used, boats and recreational vehicles, unsecured and other. Such loans have terms of no more than 54 months and a maximum loan-to-value ratio of 75%. At December 31, 2005, the Association's automobile, boat and recreational vehicle loans amounted to $5.4 million, or 7.5% of its total loan portfolio, before net items.

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

      Construction Loans. The Association also originates loans for the construction of one-to- four family residences. At December 31, 2005, $4.1 million, or 5.7% of the Association's total loan portfolio, before net items, consisted of residential and commercial construction loans. The Association's construction loans are typically made for the construction of pre-sold homes and typically are six-month fixed-rate loans which require the payment of interest only during the construction phase.

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

      Real estate and other assets acquired by the Association as a result of foreclosure or by deed- in-lieu of foreclosure are classified as real estate owned until sold. The Association did not have any real estate owned at December 31, 2005 and 2004.

      Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 2005, in dollar amounts and as a percentage of the Association's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                                          December 31, 2005
                                              -------------------------------------------------------------------------
                                                     30-59                      60-89                 90 or More Days
                                                  Days Overdue               Days Overdue                 Overdue
                                              -------------------        --------------------      --------------------
                                                          Percent                     Percent                  Percent
                                                         of Total                    of Total                  of Total
                                              Amount       Loans         Amount        Loans       Amount        Loans
                                              ------     --------        ------      --------      ------      --------
                                                                       (Dollars in Thousands)
Real estate loans:
  One-to-four family .................         $398         0.55%         $144         0.20%         $ 84          .12%
  Commercial and Land ................           --           --            --           --            21          .03
  Construction .......................           --           --            --           --            --           --
Commercial business ..................           16         0.02            70          .10            --           --
Consumer loans .......................          117         0.16           124          .17           155          .21
                                               ----         ----          ----         ----          ----         ----
  Total loans ........................         $531          .73%         $338         0.47%         $260          .36%
                                               ----         ====          ====         ====          ====         ====

      Non-Performing Assets. The following table presents information with respect to the Association's nonperforming assets at the dates indicated.

                                                                                  At December 31,
                                                                             -------------------------
                                                                              2005              2004
                                                                              ----              ----
                                                                                (Dollars in Thousands)
      Nonaccruing loans:
         Real estate loans:
           One-to-four family .................................               $ 22                $129
           Commercial .........................................                 --                  45
           Construction .......................................                 --                  --
         Commercial business ..................................                 --                  --
         Consumer loans .......................................                 37                  --
                                                                              ----                ----
           Total nonaccruing loans ............................                 59                 174
      Accruing loans delinquent 90 days or more(1) ............                201                 594
      Real estate owned .......................................                 --                  --
                                                                              ----                ----
           Total nonperforming assets(2) ......................                260                 768
      Troubled debt restructurings ............................                 --                  12
                                                                              ----                ----
      Troubled debt restructurings and total
         nonperforming assets .................................               $260                $780
                                                                              ====                ====
      Total nonperforming assets and troubled debt
           restructurings as a percentage of total assets .....               0.20%               0.73%
                                                                              ====                ====

----------
(1)   This figure includes properties that are in bankruptcy.

(2)   Nonperforming assets consist of nonperforming loans and real estate owned.

      If the $59,000 of nonaccruing loans of the Association had been current in accordance with their terms during 2005, the gross income on such loans would have been approximately $4,200. There were $174,000 in nonaccruing loans at December 31, 2004.

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

      The Association's total classified assets at December 31, 2005 amounted to $266,000, all of which were classified as substandard, substantially all of which consist of nonperforming assets and troubled debt restructurings. The largest classified asset at December 31, 2005 was a consumer loan secured by a certificate of deposit with a balance of approximately $44,000, which is also a non- performing loan. As of December 31, 2004, the Association had no property in real estate owned. The Association's classified assets as of December 31, 2005 included all of its nonperforming assets plus $6,400 of delinquent interest.

      Allowance for Loan Losses. At December 31, 2005, the Association's allowance for loan losses amounted to $837,000, or 1.2% of its total loan portfolio, before net items. The allowance for loan losses is maintained at a level believed, to the best of management's knowledge, to cover all known and inherent losses in the portfolio which are both probable and reasonable to estimate at each reporting date. The level of allowance for loan losses is based on management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing conditions. The Association is primarily engaged in originating single-family residential loans. Due to the Association's implementation of a strategy to diversify its loan portfolio into commercial and consumer loans, it reallocated its allowance for loan losses in 2003. The management of the Association considers the deficiencies of all classified loans in determining the amount of allowance for loan losses required at each reporting date. Management analyzes the probability of the correction of the substandard loans' weaknesses and the extent of any known or inherent losses that the Association might sustain on them. It determined that no additional provision was necessary for those loans as of the reporting dates.

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

                                                                    December 31,
                                                 ---------------------------------------------------
                                                         2005                           2004
                                                 -----------------------     -----------------------
                                                              Percent of                  Percent of
                                                              Loans in                     Loans in
                                                                 Each                        Each
                                                             Category to                 Category to
                                                 Amount      Total Loans     Amount      Total Loans
                                                 ------      -----------     ------      -----------
                                                                (Dollars in Thousands)
      Allocated:
      Real estate loans:
        One-to-four family ...............         $224          53.64%        $130          59.24%
        Commercial .......................          147          17.40          229          14.87
        Construction .....................           20           5.70           18           2.32
      Commercial business ................          326          13.75          400          14.82
      Consumer loans .....................          120           9.51          100           8.75
      Unallocated ........................           --             --           --             --
                                                   ----         ------         ----         ------
           Total .........................         $837         100.00%        $877         100.00%
                                                   ====         ======         ====         ======

      The following table sets forth an analysis of the Association's allowance for loan losses and other ratios at or for the dates indicated.

                                                      Year Ended December 31,
                                                      -----------------------
                                                        2005           2004
                                                       -------       -------
                                                       (Dollars in Thousands)

      Total loans outstanding .................        $72,232       $63,665
      Average loans outstanding, net ..........         67,480        60,684
      Balance of allowance at beginning of
          period ..............................            877           893
      Charge-offs:
      Real estate loans:
        One-to-four family ....................             25            --
        Commercial ............................             --            --
        Construction ..........................             --            --
      Commercial business loans ...............             --            --
      Consumer loans ..........................             20            20
                                                       -------       -------
           Total charge-offs ..................             45            20
                                                       -------       -------
      Recoveries:
      Real estate loans:
        One-to-four family ....................             --            --
        Commercial ............................             --            --
        Construction ..........................             --            --
      Commercial business loans ...............             --            --
      Consumer loans ..........................              5             4
                                                       -------       -------
           Total recoveries ...................              5             4
                                                       -------       -------
      Net charge-offs .........................             40            16
      Provision for losses on loans ...........             --            --
                                                       -------       -------
      Balance at end of period ................        $   837       $   877
                                                       =======       =======
      Allowance for loan losses as a
        percent of total loans outstanding ....           1.16%         1.38%
                                                       =======       =======
      Allowance for loan losses as a
        percent of total nonperforming
        loans(1) ..............................         321.92%       114.19%
      Ratio of net charge-offs to
        average loans outstanding, net ........            .06%          .03%
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

                                                                                 December 31,
                                                       ---------------------------------------------------------------
                                                                   2005                                2004
                                                       ----------------------------        ---------------------------
                                                       Amortized                           Amortized
                                                         Cost            Fair Value           Cost          Fair Value
                                                       ---------         ----------        ---------        ----------
                                                                              (In Thousands)
      Held to maturity:
         U.S. Government and agencies .........         $    --           $    --           $    --           $    --
         Mortgage-backed securities ...........             424               423             1,087             1,113
         Certificates of deposit ..............             900               900             1,010             1,010
      Available for sale:
         U. S. Government and agencies ........              --                --               498               515
         Mutual fund ..........................           9,617             9,408             8,697             8,611
         Mortgage-backed securities ...........          19,711            19,585            23,893            23,876
         FHLMC stock ..........................              12               823                12               940
         Municipal bonds ......................             230               227               230               232
                                                        -------           -------           -------           -------
       Total ..................................         $30,894           $31,366           $35,427           $36,297
                                                        =======           =======           =======           =======

      The following table sets forth the amount of the Association's mortgage-backed and investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2005. The amounts reflect the fair value of the Association's securities at December 31, 2005.

                                                                                Contractually Maturing
                                         ------------------------------------------------------------------------------------------

                                                   Weighted             Weighted           Weighted              Weighted
                                         Under 1   Average      1-5     Average    6-10    Average     Over 10   Average
                                          Year      Yield      Years     Yield     Years    Yield       Years     Yield       Total
                                         -------   --------    -----    --------   -----   --------    -------   --------     -----
                                                                          (Dollars in Thousands)
U.S. Government and agencies .........    $ --         --%     $   --       --%     $ --       --%     $    --       --%     $    --
Mortgage-backed securities ...........      --         --         644     4.80       751     3.33       18,614     3.41       19,108
Municipal bonds ......................      --         --          --       --       227     3.35           --       --          227
Certificate of deposit ...............     100       2.45         800     3.21        --       --           --       --          900
                                          ----                 ------               ----               -------               -------
     Total ...........................    $100       2.45%     $1,444     3.92%     $978     3.33%     $18,614     3.41%     $21,136
                                          ====       ====      ======     ====      ====     ====      =======     ====      =======

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

      Mortgage-backed securities are typically issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass- through security approximates the life of the underlying mortgages.

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

      In addition to investments in various types of mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, the Association also invests in a mutual fund that invests primarily in adjustable-rate mortgage-backed and mortgage-related securities issued by those same entities as well as in securities of that type issued by private companies. As of December 31, 2005, the Association had a $9.4 million fair value investment in this mutual fund.
The Association has also invested a maximum of $100,000 each in various certificates of deposits with maturities of up to five years. The interest is paid monthly to the Association. The Association invested in a municipal bond with a maturity of 2011. The interest is paid semi-annually to the Association.

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

                                                                            December 31,
                                                         --------------------------------------------------
                                                                  2005                         2004
                                                         ---------------------       ----------------------
                                                                    Percent of                   Percent of
                                                          Amount     Deposits         Amount      Deposits
                                                         -------    ----------       -------     ----------
                                                                      (Dollars in Thousands)
      Transaction accounts:
        Demand deposits ..........................       $14,244        20.11%       $11,006        15.58%
        Savings deposits .........................        12,812        18.09         14,022        19.84
                                                         -------       ------        -------       ------
          Total transaction accounts .............        27,056        38.20         25,028        35.42
                                                         -------       ------        -------       ------
      Certificate accounts:
        0.00% - 1.99% ............................            --           --          4,642         6.57
        2.00% - 2.99%  ...........................         9,725        13.73         37,178        52.61
        3.00% - 3.99%  ...........................        26,139        36.91          3,817         5.40
        4.00% - 4.99% ............................         7,901        11.16             --           --
                                                         -------       ------        -------       ------
          Total certificate accounts .............        43,765        61.80         45,637        64.58
                                                         -------       ------        -------       ------
          Total deposits .........................       $70,821       100.00%       $70,665       100.00%
                                                         =======       ======        =======       ======

      The following table sets forth the deposit activities of the Association during the periods indicated.

                                                                          Year Ended December 31,
                                                                        ---------------------------
                                                                           2005              2004
                                                                        ---------         ---------
                                                                              (In Thousands)
         Total deposits at beginning of period ..........               $  70,665         $  68,121
         Deposits .......................................                 267,438           213,218
         Withdrawals ....................................                (268,635)         (212,014)
                                                                        ---------         ---------
         Net deposits ...................................                  69,468            69,325
         Interest credited ..............................                   1,353             1,340
                                                                        ---------         ---------
           Total deposits at end of period ..............               $  70,821         $  70,665
                                                                        =========         =========

      The following table shows the interest rate and maturity information for the Association's certificates of deposit at December 31, 2005.

                                                        Maturity Date
                      -----------------------------------------------------------------------------------

Interest Rate         One Year or Less     Over 1-2 Years    Over 2-3 Years    Over 3 Years        Total
-------------         ----------------     --------------    --------------    ------------       -------
                                                        (In Thousands)
0.00% - 1.99%              $    --             $   --             $ --             $  --          $    --
2.00% - 2.99%                9,636                 88               --                --            9,724
3.00% - 3.99%               19,934              6,155               50                --           26,139
4.00% - 4.99%                3,925              3,725              252                --            7,902
                           -------             ------             ----             -----          -------
  Total                    $33,495             $9,968             $302             $  --          $43,765
                           =======             ======             ====             =====          =======

      As of December 31, 2005, the aggregate amount of outstanding certificates of deposit at the Association in amounts greater than or equal to $100,000, was approximately $11.8 million. The following table presents the maturity of these time certificates of deposit at such date.

                                                  December 31,
                                                      2005
                                                 -------------
                                                 (In Thousands)


3 months or less..................................     $ 915
Over 3 months through 6 months ...................     2,984
Over 6 months through 12 months ..................     4,358
Over 12 months ...................................     3,552
                                                     -------
                                                     $11,809
                                                      ======


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

         As of December 31, 2005, the Association was permitted to borrow up to an aggregate total of $54.1 million from the Federal Home Loan Bank of Dallas. The Association had $20.5 million and $17.2 million of Federal Home Loan Bank advances outstanding at December 31, 2005 and December 31, 2004, respectively. The Association has not utilized other types of borrowings such as securities sold under agreements to repurchase.

      The following table shows certain information regarding the short-term borrowings of the Association at or for the dates indicated:

                                                                   At or for the Year Ended
                                                                          December 31,
                                                                  -------------------------
                                                                    2005             2004
                                                                  -------           -------
                                                                    (Dollars in Thousands)
Federal Home Loan Bank advances:
     Average balance outstanding ............................     $21,377           $17,016
     Maximum amount outstanding at any
       month-end during the period ..........................     $23,000           $19,050
     Balance outstanding at end of period ...................     $20,500           $17,200
     Average interest rate during the period ................        3.25%             1.46%
     Weighted average interest rate at end of period ........        3.26%             2.01%

Subsidiaries

      At December 31, 2005, the Association had one subsidiary, Minden Services, Inc., a real estate holding company. The subsidiary owned real estate located on Homer Road, in Minden, Louisiana totaling $902,000 at December 31, 2005.

      Effective as of January 1, 2006, the Company purchased all the common stock of Woodard Walker Insurance Agency, Inc. (the "Agency"), a property and casualty insurance agency located in Minden, Louisiana, resulting in the Agency becoming a wholly owned subsidiary of the Company. One of the principals of the Agency is R.E. Woodard, III, who is also a director of the Company and the Association.

Total Employees

      The Association had 20 full-time employees and one part-time employee at December 31, 2005. None of these employees are represented by a collective bargaining agent, and the Association believes that it enjoys good relations with its personnel.

Market Area

      The Association presently has one office located in Minden, Louisiana, which is located approximately 31 miles from Shreveport, Louisiana. Currently, the Association is in the process of constructing a new main office building also located in Minden. The Association's primary market area consists of Webster Parish, Louisiana and is predominantly rural. The economy in the Association's primary market area is fairly diversified, with services, wholesale and retail trade, manufacturing and government constituting the basis of the economy. The largest employer in Webster Parish is a manufacturer of concrete modular facilities.

      The population of Webster Parish in 2000 was approximately 42,000. The population growth rate for Webster Parish has been slightly negative since 1990. The projected population growth rate is less than the projected rates for Louisiana and the United States. Average household income for Webster Parish is below Louisiana and national averages. The annual unemployment rate for Webster Parish was 4.6% for 2005 as compared to the overall unemployment rate for the United States as of 2005 of 5.1%.

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

      Waivers of Dividends by Minden Mutual Holding Company. Office of Thrift Supervision regulations require the MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from the Company. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction to the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with Statement of Financial Accounting Standards No. 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under Office of Thrift Supervision capital distribution regulations. To date, the MHC has requested and received the non-objection of the Office of Thrift
Supervision to its annual request to waive receipt of dividends from the Company. The MHC anticipates that it will continue to waive dividends paid by the Company. Under Office of Thrift Supervision regulations, public stockholders would not be diluted because of any dividends waived by the MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event the MHC converts to stock form.

      Federal Securities Laws. The Company's common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Exchange Act. Pursuant to Office of Thrift Supervision regulations and the plan of stock issuance, the Company agreed to maintain such registration for a minimum of three years following the completion of the reorganization in July 2002.

      Shares of common stock purchased by persons who are not the Company's affiliates may be sold without registration. Shares purchased by the Company's affiliates are subject to the resale restrictions of Rule 144 under the Securities Act of 1933, as amended (The "Securities Act"). If the Company continues to meet the current public information requirements of Rule 144 under the Securities Act, each of the Company's affiliates who complies with the other conditions of Rule 144 will be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (a) 1% of the Company's outstanding shares or (b) the average weekly volume of trading in such shares during the preceding four calendar weeks.

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

Minden Building and Loan Association

      General. As part of the reorganization, the Association converted from a Louisiana- chartered mutual building and loan association to a Louisiana-chartered stock building and loan association. The Louisiana Office of Financial Institutions is the Association's chartering authority and the Office of Thrift Supervision is its primary federal regulator. The Louisiana Office of Financial Institutions and the Office of Thrift Supervision have extensive authority over the operations of Louisiana-chartered savings institutions. As part of this authority, Louisiana-chartered savings institutions are required to file periodic reports with the Louisiana Office of Financial Institutions and the Office of Thrift Supervision and are subject to periodic examinations by the Louisiana Office of Financial Institutions, the Office of Thrift Supervision and the Federal Deposit Insurance Corporation ("FDIC"). The Association also is subject to regulation by the FDIC and to requirements established by the Federal Reserve Board. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision is primarily intended for the protection of depositors and the Savings Association Insurance Fund ("SAIF") administered by the FDIC.

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

      On February 8, 2006, the President signed into law legislation that merges the BIF and the SAIF, eliminates any disparities in bank and thrift risk-based premium assessments, reduces the administrative burden of maintaining and operating two separate funds and establishes certain new insurance coverage limits and a mechanism for possible periodic increases. The legislation also gives the FDIC greater discretion to identify the relative risks all institutions present to the deposit insurance fund and set risk-based premiums.

                  Major provisions in the legislation include:

            o Maintaining basic deposit and municipal account insurance coverage at $100,000 but providing for a new basic insurance coverage for retirement accounts of $250,000. Insurance coverage for basic deposit and retirement accounts could be increased for inflation every five years in $10,000 increments beginning in 2011.

            o Providing the FDIC with the ability to set the designated reserve ratio within a range of between 1.15% and 1.50%, rather than maintaining 1.25% at all times regardless of prevailing economic conditions.

            o Providing a one-time assessment credit of $4.7 billion to banks and savings associations in existence on December 31, 1996. The institutions qualifying for the credit may use it to offset future premiums with certain limitations.

            o Requiring the payment of dividends of 100% of the amount that the insurance fund exceeds 1.5% of the estimated insured deposits and the payment of 50% of the amount that the insurance fund exceeds 1.35% of the estimated insured deposits. (when the reserve is greater than 1.35% but no more than 1.5%).

            o The merger of the SAIF and BIF must occur no later than July 1, 2006. Other provisions will become effective within 90 days of the publication date of the final FDIC regulations implementing the legislation.

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

      Core capital generally consists of common stockholders' equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. The Association had no intangible assets at December 31, 2005. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect the Association's regulatory capital.

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

      At December 31, 2005, the Association exceeded all of its regulatory capital requirements, with tangible, core and total risk-based capital ratios of 15.21%, 15.21% and 29.46%, respectively.

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

                                          Total                    Tier 1                  Tier 1
      Capital Category             Risk-Based Capital        Risk-Based Capital       Leverage Capital
-----------------------------      ------------------        ------------------       ----------------
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

      At December 31, 2005, the Association was deemed a "well capitalized" institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

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

      Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for Office of Thrift Supervision approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company (as well as certain other institutions) still must file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution. The Association paid a dividend of $2.0 million to Minden Bancorp, Inc. in 2004 after receipt of non-objection from the Office of Thrift Supervision.

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

In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans (limited to 10% of total portfolio assets); and stock issued by Freddie Mac or Fannie Mae. Portfolio assets consist of total assets minus the sum of (1) goodwill and other intangible assets, (2) property used by the savings institution to conduct its business, and (3) liquid assets up to 20% of the institution's total assets. At December 31, 2005, the qualified thrift investments of the Association were approximately 69.65% of its portfolio assets.

     Federal Home Loan Bank System. The Association is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At December 31, 2005, the Association had $20.5 million of FHLB advances.

      As a member, the Association is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least .9% of its total assets at the beginning of each year. At December 31, 2005, the Association had $1.2 million in FHLB stock, which was in compliance with this requirement.

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

      Louisiana Regulation. As a Louisiana-chartered building and loan association, the Association also is subject to regulation and supervision by the Louisiana Office of Financial Institutions. The Association is required to file periodic reports with and is subject to periodic examinations at least once every four years by the Louisiana Office of Financial Institutions. In addition, the Association is required by Louisiana law and regulations to comply with certain reserve and capital requirements. At December 31, 2005, the Association was in compliance with all applicable reserve and capital requirements.

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

      The investment authority of Louisiana-chartered building and loan associations is broader in many respects than that of federally chartered savings associations. However, state-chartered savings associations, such as the Association, are generally prohibited from acquiring or retaining any equity investment, other than certain investments in service corporations, of a type or
in  an  amount  that  is  not  permitted  for  a  federally   chartered
savings association. This prohibition applies to equity investments in real estate (except those held through a service corporation or subsidiary of the Association), investments in equity securities and any other investment or transaction that is in substance an equity investment, even if the transaction is nominally a loan or other permissible transaction. At December 31, 2005, the Association was in compliance with such provisions.

      Furthermore, state-chartered savings associations may not engage as principal in any activity not permitted for federal associations unless the FDIC has determined that such activity would pose no significant risk to the affected deposit insurance fund and the association is in compliance with the fully phased-in capital standards prescribed under federal regulations. When certain activities are permissible for a federal association, the state association may engage in the activity in a higher amount if the FDIC has not determined that such activity would pose a significant risk of loss to the affected deposit insurance fund and the association meets the fully phased-in capital requirements. This increased investment authority does not apply to investments in nonresidential real estate loans. At December 31, 2005, the Association had no investments which were affected by the foregoing limitations.

      Under Louisiana law, a Louisiana-chartered building and loan association may establish or maintain a branch office anywhere in Louisiana with prior regulatory approval. In addition, an out-of-state building and loan association or holding company may acquire a Louisiana-chartered building and loan association or holding company if the Louisiana Office of Financial Institutions determines that the laws of such other state permit a Louisiana-chartered building and loan association or holding company to acquire a building and loan association or holding company in such other state. Any such acquisition would require the out- of-state entity to apply to the Louisiana Office of Financial Institutions and receive approval from the Louisiana Office of Financial Institutions.

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

      Bad Debt Reserves. In August 1997, legislation was enacted that repealed the reserve method of accounting (including the percentage of taxable income method) previously used by many savings institutions to calculate their bad debt reserve for federal income tax purposes. Savings institutions with $500 million or less in assets may, however, continue to use the experience method. The Association must recapture that portion of its reserve which exceeds the amount that could have been taken under the experience method for post-1987 tax years. At December 31, 2005, the Association did not have any post- 1987 excess reserves. The legislation also requires savings institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. This change in accounting method and recapture of excess bad debt reserves is adequately provided for in the Association's deferred tax liability.

      At December 31, 2005, the federal income tax reserves of the Association included $1.3 million for which no federal income tax has been provided. Because of these federal income tax reserves, the retained earnings of the Association are substantially restricted.

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

      The Association's federal income tax returns for the tax years ended 2005, 2004 and 2003 are open under the statute of limitations and are subject to review by the IRS. The Association has not been audited by the Internal Revenue Service during the last five years.

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

Various items may also be subtracted in calculating a company's capitalized earnings. The Company paid $145,000 in Louisiana Shares Tax for the year ended December 31, 2005.

Item 2. Description of Property.
--------------------------------

Properties

      At December 31, 2005, the Association conducted its business from its headquarters office located in Minden, Louisiana.

     The following table sets forth certain information relating to the Association's offices at December 31, 2005.

                                                Lease          Net Book Value of
                               Owned or      Expiration           Property at              Deposits at
Location                        Leased          Date           December 31, 2005        December 31, 2005
------------------             --------      ----------        -----------------        -----------------
                                                                            (In Thousands)
415 Main Street (1)              Owned           NA                 $2,024                     $70,821
Minden, Louisiana

      (1) Includes the adjacent parking lot.

      During 2004, the Association's subsidiary acquired property on Homer Road in Minden, Louisiana for further expansion purposes at a cost of approximately $750,000. As of December 31, 2005, the total cost of the property was approximately $902,000. The Association is in the process of building a new main office at the location at an estimated cost of $3.5 million. The location should be completed in late 2006 or early 2007. The 415 Main Street location will be converted into a branch.

Item 3. Legal Proceedings.
--------------------------

      The Company and the Association are not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business which, in the opinion of management, will not have a material adverse affect on the consolidated financial conditions and results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

      Not applicable

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

      The information required herein is incorporated by reference from page 3 of the Company's 2005 Annual Report to Stockholders filed as Exhibit 13 hereto ("2005 Annual Report"). Information for equity- based compensation arrangements is incorporated by reference from Item 11 hereof.

      The following table contains information about the Company's purchases of its equity securities pursuant to its stock repurchase plans during the quarter ended December 31, 2005.


                                                                          Total Number of        Maximum Number of
                                                                         Shares Purchased        Remaining Shares
                                  Total Number                             as Part of a             that May Be
                 Period             of Shares         Average Price          Publicly           Purchased Under the
                                    Purchased        Paid per Share       Announced Plan                Plan
--------------------------------------------------------------------------------------------------------------------
October 1 - October 31, 2005             --                  --                   --                   26439

November 1 - November 30, 2005         3150              $21.00                 3150                   23289

December 1 - December 31, 2005           --                  --                   --                   23289
                                       ----

Total                                  3150              $21.00                 3150                   23289
                                       ====              ======                 ====

      The Company instituted a repurchase program in September 2003 for 39,278 shares of the Company's outstanding shares along with the authorization to purchase up to 26,186 shares to fund the Company's 2003 Recognition and Retention Plan and Trust Agreement (the "Recognition Plan"). In September 2004, the Company authorized the second stock repurchase plan for up to 31,000 shares of the Company's outstanding common shares. Upon completion of the second repurchase program in May 2005, the Company announced a third stock repurchase program to repurchase up to an additional 29,000 shares of outstanding common stock.

            A total of 26,186 shares have been purchased for the Recognition Plan and 75,989 shares have been purchased under the repurchase programs with 23,289 shares remaining to be repurchased as December 31, 2005 under the third stock repurchase program.

Item 6. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

      The information required herein is incorporated by reference from pages 6 to 17 of the 2005 Annual Report.

Item 7. Financial Statements.
-----------------------------

      The information required herein is incorporated by reference from pages 19 to 37 of the 2005 Annual Report.

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

      No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended December 31, 2005 that has materially affected or is affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8 B. Other Information.
----------------------------

      There is no information to be reported on Form 8-K that has not already been reported pursuant thereto.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
with Section 16(a) of the Exchange Act.
---------------------------------------

      The information required herein is incorporated by reference to "Election of Directors," "Nominees for Directors," "Directors whose Terms are Continuing," "Executive Officers Who Are Not Directors," "Committees and Meetings of the Board of Directors of Minden Bancorp," "Section 16 (a) Beneficial Ownership Compliance," and "Stockholders Proposals, Nominations, and Communications with the Board of Directors" in the definitive proxy statement of the Company for the Annual Meeting of Stockholders which as of the date hereof is expected to be held on May 9, 2006, which will be filed with the SEC within 120 days of December 30, 2005("Proxy Statement").

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

      The following table provides information as of December 31, 2005 with respect to shares of Common Stock that may be issued under the Company's existing equity compensation plans which include the 2003 Stock Option Plan and the 2003 Recognition and Retention Plan and Trust Agreement (collectively, the "Plans"). Each of the Plans has been approved by the Company's stockholders.

                                                                                  Number of securities
                                Number of securities                             remaining available for
                                 to be issued upon        Weighted-average        future issuance under
                                    exercise of          exercise price of         equity compensation
                                outstanding options,        outstanding             plans (excluding
                                      warrants                options,           securities reflected in
                                     and rights         warrants and rights            column (a))
                                        (a)                     (b)                        (c)
                                --------------------    -------------------      -----------------------
   Plan Category
--------------------
Equity compensation
plans approved by
security holders                       70,739(1)               $15.55(1)                  20,911(2)
Equity compensation
plans not approved by
security holders(4)                         0                      NA                          0
                                       ------                                             ------

     Total                             70,739                  $15.55                     20,911
                                       ======                  ======                     ======

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

Item 13. Exhibits.
------------------

      (1) The following documents are filed as part of this report and are incorporated herein by reference from the Company's 2005 Annual Report:

                  Report of Independent Certified Public Accountants.

                  Consolidated Balance Sheets as of December 31, 2005 and 2004.

                  Consolidated Statements of Income for the Years Ended December 31, 2005 and 2004.

                  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2005 and 2004.

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2004.

                  Notes to Consolidated Financial Statements.

      (2) The following exhibits are filed as part of the Form 10-KSB, and this list includes the Exhibit Index:


      No.          Exhibits
      ---          --------
      3.1          Federal Stock Charter of Minden Bancorp, Inc.*

      3.2          Bylaws of Minden Bancorp, Inc.*

        4          Form of Stock Certificate of Minden Bancorp, Inc.*

     10.1          2003 Stock Option Plan** (1)

     10.2          2003 Recognition and Retention Plan and Trust Agreement**(1)

     10.3          Supplemental Executive Retirement Agreement with A. David
                   Evans (1)

     10.4          Employment Agreement with A. David Evans *** (1)

     10.5          Supplemental Executive Retirement Agreement with Michael P.
                   Burton (1)

     10.6          Supplemental Executive Retirement Agreement with Becky T.
                   Harrell (1)

       13          Annual Report to Stockholders

       21          List of Subsidiaries
                   (See "Item I. Business - No Subsidiaries" in this Form
                   10-KSB)

       23          Consent of Heard, McElroy, and Vestal LLP

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

*** Incorporated by references from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on March 31, 2005.

(1)   Consists of management contract compensatory plan.

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

                                 Date: March 31, 2006

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Name                          Title                       Date
--------------------------     -----------------------         --------------

/s/ A. David Evans             Director, President and         March 31, 2006
--------------------------     Chief Executive Officer
A. David Evans

/s/ Russell A. Adams           Director                        March 31, 2006
--------------------------
Russell A. Adams

/s/ John B. Benton, Jr.        Director                        March 31, 2006
--------------------------
John B. Benton, Jr.

/s/ John P. Collins            Director                        March 31, 2006
--------------------------
John P. Collins

/s/ Michael S. Harper          Director                        March 31, 2006
--------------------------
Michael S. Harper

/s/ A. Loye Jones              Director                        March 31, 2006
--------------------------
A. Loye Jones

/s/ F. Dare Lott, Jr.          Director                        March 31, 2006
--------------------------
F. Dare Lott, Jr.

/s/ Michael W. Wise            Director                        March 31, 2006
--------------------------
 Michael W. Wise

           Name                          Title                       Date
--------------------------     -----------------------         --------------

/s/ R. E. Woodard, III         Director                        March 31, 2006
--------------------------
R. E. Woodard, III

/s/ Becky T. Harrell           Chief Financial Officer         March 31, 2006
--------------------------     and Chief Accounting
Becky T. Harrell               Officer