Form 10QSB
period 2006-03-31
MINDEN BANCORP INC
filed 2006-05-15
CIK 1169352

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from            to
                                                 ----------    --------

                        Commission File Number 000-49882

                              MINDEN BANCORP, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               United States                                 13-4203146
               -------------                            ------------------
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

      Check  whether  the issuer (1) filed all  reports  required to be filed by
      Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes [X] No [_]

      Shares of common stock, par value $.01 per share, outstanding as of April 30, 2006: The registrant had 1,376,361 shares of common stock outstanding, of which 800,112 shares were held by Minden Mutual Holding Company, the registrant's mutual holding company, and 576,249 shares were held by the public and directors, officers and employees of the registrant.

      Transitional Small business  Disclosure Format (check one):
      Yes [_] No [X] .

                              Minden Bancorp, Inc.

                                   Form 10-QSB

                          Quarter Ended March 31, 2006

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

                                                                            Page
                                                                            ----
Item 1 -     Financial Statements...........................................  3

Item 2 -     Management's Discussion and Analysis or Plan of Operation...... 13

Item 3 -     Controls and Procedures........................................ 15

                           PART II - OTHER INFORMATION

Item 1 -     Legal Proceedings.............................................. 16

Item 2 -     Unregistered Sales of Equity Securities and Use of Proceeds ... 16

Item 3 -     Defaults Upon Senior Securities................................ 17

Item 4 -     Submission of Matters to a Vote of Security Holders............ 17

Item 5 -     Other Information.............................................. 17

Item 6 -     Exhibits....................................................... 17

Signatures.................................................................. 18

Certifications.............................................................. 19

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                       MINDEN BANCORP, INC. AND SUBSIDIARY
                       -----------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                MARCH 31, 2006 (UNAUDITED) AND DECEMBER 31, 2005
                ------------------------------------------------

                                                                        March    December
          A S S E T S                                                 31, 2006   31, 2005
          -----------                                                 -------------------
                                                          (in thousands except share data)

Cash and noninterest-bearing deposits                                 $  2,207   $  1,494
Interest-bearing demand deposits                                           199        863
Federal funds sold                                                          --      1,675
                                                                      --------   --------
            Total cash and cash equivalents                              2,406      4,032

Investment securities:
   Securities held-to-maturity (estimated market value of $1,292 at
   March 31, 2006 and $1,323 at December 31, 2005)                       1,296      1,324
   Securities available-for-sale, at estimated market value             31,064     30,043

First National Bankers Bank stock, at cost                                 210        210
Federal Home Loan Bank stock, at cost                                    1,172      1,160
Loans, net of allowance for loan losses                                 74,321     70,117
Accrued interest receivable                                                604        558
Premises and equipment, net                                              3,396      3,312
Reposed Assets                                                               4
Other assets                                                               862        538
                                                                      --------   --------

Total assets                                                          $115,335   $111,294
                                                                      ========   ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------

Liabilities:
------------
   Deposits:
      Noninterest-bearing                                             $  7,623   $  7,005
      Interest-bearing                                                  66,857     63,816
                                                                      --------   --------
          Total deposits                                                74,480     70,821
   Accrued dividends on savings                                            392        269
   Deferred federal income taxes                                           445        420
   Federal Home Loan Bank advances                                      20,425     20,500
   Other liabilities                                                       396        266
                                                                      --------   --------
          Total liabilities                                             96,138     92,276


Stockholders' equity:
---------------------
   Preferred stock- $.01 par value 1,000,000 shares
      authorized-none issued -no rights / preferences set by board          --         --
   Common stock, par value $.01; 4,000,000 shares authorized;
      1,454,750 shares issued and 1,376,361 shares
      2006 and 1,378,761 shares - 2005 outstanding                          15         15
   Additional paid-in capital                                           16,723     16,710
   Retained earnings                                                     4,619      4,284


     See accompanying notes to unaudited consolidated financial statements.



   Treasury stock (78,389 shares at March 31, 2006 and
          and 75,989 shares at December 31, 2005)                (1,589)      (1,537)
   Accumulated other comprehensive income                           183          312
                                                              ---------    ---------
                                                                 19,951       19,784
                                                              ---------    ---------
   Unearned common stock held by management recognition
          and retention plan (18,850 at March 31, 2006 and
          December 31, 2005)                                       (398)        (398)
   Unallocated common stock held by ESOP
          (37,969 shares - March 31, 2006 and
              39,278 shares - December 31, 2005 unreleased)        (356)        (368)
                                                              ---------    ---------
   Total stockholders' equity                                    19,197       19,018
                                                              ---------    ---------


Total liabilities and stockholders' equity                    $ 115,335    $ 111,294
                                                              =========    =========


     See accompanying notes to unaudited consolidated financial statements.

                       MINDEN BANCORP, INC. AND SUBSIDIARY
                       -----------------------------------

                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
               --------------------------------------------------

                                   (UNAUDITED)
                                   -----------

                                                      Three Months Ended
                                                      ------------------
                                                     March 31,   March 31,
                                                       2006        2005
                                                       ----        ----
                                             (in thousands except share data)

Interest and dividend income:
----------------------------
   Loans, including fees                             $  1,399   $  1,193
   Investments-taxable:
      Securities                                          108         81
      Mortgage-backed securities                          230        226
   Dividends-FHLMC/FHLB                                    19         14
   Other (federal funds/interest-
      bearing demand)                                      19          5
                                                     --------   --------
          Total interest and dividend
            income                                      1,775      1,519

Interest expense:
-----------------
   Interest-bearing deposits                              474        321
   Interest on borrowed funds                             225        122
                                                     --------   --------
          Total interest expense                          699        443
                                                     --------   --------

          Net interest income                           1,076      1,076
   Provision for loan losses                               15         --
                                                     --------   --------

          Net interest income after
            provision for loan losses                   1,061      1,076

Other operating income:
-----------------------
   Customer service fees                                   91         64
    Gain on sale of Assets                                103         --
   Other income                                            78         --
                                                     --------   --------
          Total other operating income                    272         64

Other operating expenses:
-------------------------
   Salaries and benefits                                  385        342
   Office occupancy expense                               112        120
   Professional fees and supervisory
      examinations                                         43         36
   SAIF insurance premium                                   2          3
   Other general and administrative
      expenses                                            214        130
                                                     --------   --------
          Total other operating expenses                  756        631
                                                     --------   --------

Income before income taxes                                577        509
--------------------------                           --------   --------

Income tax expense                                        196        173
------------------                                   --------   --------

Net income                                           $    381   $    336
----------                                           ========   ========

Earnings per share                                   $    .29   $    .25
Earning per fully-diluted share                      $    .27   $    .24

     See accompanying notes to unaudited consolidated financial statements.


                                           MINDEN BANCORP, INC. AND SUBSIDIARY
                                           -----------------------------------

                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                     ----------------------------------------------

                                        FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                        -----------------------------------------

                                                       (UNAUDITED)
                                                       -----------





                                              Additional                     Other                            Total
                                Common         Paid-In       Retained         Comp.         Treasury
                                 Stock         Capital       Earnings        Income          Stock
                                                           (in thousands except share data)
Balance January 1, 2006      $         15   $     16,710   $      4,284    $        312   $     (1,537)   $     19,784
-----------------------

Net Income                                                          381                                            381

   Dividends                                                        (46)                                           (46)

   Treasury Stock                                                                                  (52)            (52)
Amortization of awards
under management
recognition and retention                             13                                                            13
plan

Change in net unrealized
gain (loss) on securities
available for sale, net of
tax effect of $66                                                  (129)           (129)                          (129)
                                                           ------------
Total comprehensive
income                                                              252
                             ------------   ------------   ============    ------------   ------------    ------------

Balance March 31, 2006       $         15   $     16,723   $      4,619    $        183   $     (1,589)   $     19,951
----------------------       ============   ============   ============    ============   ============    ============

                         See accompanying notes to unaudited consolidated financial statements.



                            MINDEN BANCORP, INC. AND SUBSIDIARY
                            -----------------------------------

                            CONSOLIDATED STATEMENT OF CASH FLOWS
                            ------------------------------------

                     FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                     --------------------------------------------------

                                        (UNAUDITED)
                                        -----------


                                                                          2006       2005
                                                                          ----       ----
                                                                           (in thousands)


Cash flows from operating activities:
-------------------------------------
   Net income                                                           $   381    $   336
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                         52         37
       Provision for loan losses                                             15         --
       Deferred income taxes                                                 25        (38)
       Stock dividends                                                      (12)        (8)
       Stock awards - RRP and ESOP                                           13         22
       Gain on sale of assets                                              (103)        --
       Other                                                                  4         14
       Decrease (increase) in prepaid expenses and accrued income            (4)        62
       Increase (decrease) in dividends payable and other liabilities       253        202
                                                                        -------    -------
         Net cash provided by operating activities                          624        627

Cash flows from investing activities:
-------------------------------------
   Activity in available for sale securities:
     Maturities, prepayments and calls                                    1,661      1,156
     Purchases                                                           (2,778)    (2,806)
   Activity in held to maturity securities:
     Maturities, prepayments and calls                                       28         41
     Purchases                                                               --         --
   Net increase in loans                                                 (4,219)    (2,392)
   Purchases of premises and equipment - net                               (120)       (62)
   (Increase) FHLB Stock                                                     --        (27)
   Purchase of insurance agency                                            (308)        --
                                                                        -------    -------
         Net cash (used) by investing activities                         (5,736)    (4,090)

Cash flows from financing activities:
-------------------------------------
   Net (decrease) increase in deposits                                    3,659        (22)
   Net increase (decrease) in advances from FHLB                            (75)     2,800
   Purchase treasury stock and RRP shares                                   (52)       (68)
   Dividends paid                                                           (46)       (43)
                                                                        -------    -------
     Net cash provided by financing activities                            3,486      2,667
                                                                        -------    -------

Net decrease in cash and cash equivalents                                (1,626)      (796)
-----------------------------------------

Cash and cash equivalents at January 1                                    4,032      2,939
--------------------------------------                                  -------    -------

Cash and cash equivalents at March 31                                   $ 2,406    $ 2,143
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

                       MINDEN BANCORP, INC. AND SUBSIDIARY
                       -----------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                    FOR THE THREE MONTHS ENDED MARCH 31, 2006
                    -----------------------------------------

                                   (UNAUDITED)
                                   -----------





                                                               2006     2005
                                                               ----     ----
                                                               (in thousands)


Supplemental disclosures:
   Interest paid on deposits and borrowed funds               $ 597    $ 353
   Income taxes paid                                            -0-      -0-

     Noncash investing and financing activities:
       (Decrease) in unrealized gain on securities
          available for sale                                  $(195)   $(257)






     See accompanying notes to unaudited consolidated financial statements.

                       MINDEN BANCORP, INC. AND SUBSIDIARY
                       -----------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   (UNAUDITED)
                                   -----------

                                 MARCH 31, 2006
                                 --------------


1.    Presentation of Interim Information
      -----------------------------------
      On December 11, 2001, the Board of Directors of Minden Building and Loan Association, a Louisiana-chartered building and loan association (the "Association"), adopted a plan of reorganization pursuant to which the Association would convert to stock form and became a wholly owned subsidiary of Minden Bancorp, Inc. (the "Company"). In connection with the reorganization, the Company became a majority owned (55%) subsidiary of Minden Mutual Holding Company. The reorganization was consummated on July 2, 2002. The Association formed Minden Services, Inc. as a wholly owned subsidiary during 2005. Minden Services', Inc. sole purpose is to hold real estate for the Association to use for further expansion. The Company finalized the purchase of Woodard Walker Insurance Agency, Inc. (the Agency) in January of 2006. The unaudited consolidated financial statements include the Company and its wholly owned subsidiaries, the Association and its wholly owned subsidiary Minden Services, Inc., and Woodard Walker Insurance Agency, Inc. The financial information at December 31, 2005 was obtained from the Company's consolidated audited financial statements as of December 31, 2005. All intercompany transactions have been eliminated in consolidation. The Company's significant assets are its investments in the Association and the Agency, its loan to the Company's employee stock ownership plan (ESOP) and the remainder of the net offering proceeds retained by the Company.

      In the opinion of the management of the Company and the Association, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the consolidated financial position as of March 31, 2006 and December 31, 2005, and the consolidated results of operations and cash flows for the three months ended March 31, 2006 and 2005, and the consolidated statement of stockholders' equity for the three months ended March 31, 2006. Interim results are not necessarily indicative of results for a full year.

      The unaudited financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the year ended December 31, 2005 set forth in the Company Annual Report to stockholder's for such year ("Annual Report").

2.    Summary of Significant Accounting Policies
      ------------------------------------------
      Minden building and Loan Association is a stock building and loan association. The Association accepts customer demand, savings, and time deposits and provides residential fixed-rate mortgages, consumer and business loans to consumers. The Association is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. The Company's only significant asset and business activity is its investment in the Association, and the Agency, loan to the ESOP and remainder of the net offering proceeds.

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

      ------------------------------------------

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

      Earnings per share (EPS). EPS is calculated based upon 1,315,089 shares (outstanding stock less ESOP shares not released and MRP shares). Fully diluted EPS is based upon the treasury stock method for the stock options.

3.    Loans and Allowance for Loan Losses
      -----------------------------------

      The loan portfolio at March 31, 2006 and December 31, 2005, is as follows (in thousands):

                                                              2006       2005
                                                              ----       ----
      First and second mortgage conventional loans:
        Secured by one-to-four-family residences            $ 39,104   $ 38,746
      Commercial real estate                                  13,586     12,570
      Commercial, other than real estate                      12,721      9,933
      Consumer loans (including overdrafts of $43 and $50)     5,691      5,431
      Consumer loans secured by deposits                       1,911      1,439
      Construction loans                                       4,055      4,113
                                                            --------   --------
            Total                                             77,068     72,232
      Less: Allowance for loan losses                           (852)      (837)
      ----
            Unfunded construction loan commitments            (1,895)    (1,278)
                                                            --------   --------
               Loans, net                                   $ 74,321   $ 70,117
                                                            ========   ========

      Changes in the allowance for loan losses are summarized as follows:

      Balance, January 1, 2006 and January 1, 2005    $ 837   $ 877
      Provision for loan losses                          15      --
      Loans charged off-net of recoveries                --     (40)
                                                      -----   -----
      Balance, March 31, 2006 and December 31, 2005   $ 852   $ 837
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

4.    Accrued Interest Receivable
      ---------------------------
      Accrued interest receivable at March 31, 2006 and December 31, 2005 consists of the following (in thousands):
                                                 2006   2005
                                                 ----   ----

      Loans                                      $480   $452
      Mortgage-backed securities                  116    101

      Investment securities and other               8      5
                                                 ----   ----
             Total accrued interest receivable   $604   $558
                                                 ====   ====

5.    Premises and Equipment
      -----------------------
      Premises and equipment as or March 31, 2006 and December 31, 2005 are summarized as follows (in thousands):

                                            2006       2005
                                            ----       ----

      Land and buildings                  $ 3,535    $ 3,416
      Furniture, fixtures and equipment       653        648
                                          -------    -------
             Total                          4,188      4,064
      Less-accumulated depreciation          (792)      (752)
      ----                                -------    -------
             Net premises and equipment   $ 3,396    $ 3,312
                                          =======    =======

      Included in land and buildings is $902 (in thousands) of land and construction costs related to the Homer Road property. The Association is building a new main office which should be completed in late 2006. The total anticipated cost of the project is $3.5 million.

6.    Deposits
      --------
      Deposits as of March 31, 2006 and December 31, 2005 are summarized as follows (in thousands):

                                                      2006      2005
                                                      ----      ----
      Demand deposit accounts (including official
      checks of $767 in 2006 and $746 in 2005)      $14,857   $14,244
      Passbook savings                               12,925    12,812
      Certificates of deposit:
        2.00% - 2.99%                                 2,525     9,725
        3.00% - 3.99%                                24,981    26,139
        4.00% - 4.99%                                19,192     7,901
                                                    -------   -------
        Total certificates of deposit                46,698    43,765
                                                    -------   -------
               Total deposits                       $74,480   $70,821
                                                    =======   =======

7.    Pension Plan
      ------------
      The Association has adopted a 401(k) retirement plan, covering all full time employees based upon a year of service. The plan provides for a 2% discretionary employer contribution (based upon compensation) with a match of the employees' contribution up to 6% based upon Board approval. Plan contributions (in thousands) for the three months end March 31, 2006 were $12.

8.    Commitments and Contingencies
      -----------------------------
      In the ordinary course of business, the Association has outstanding commitments on which management does not anticipate losses. They include, among other things, commitments to extend credit and letters of credit undertaken in the normal course of business and to purchase mortgage pool securities. As of March 31, 2006 (in thousands), the Association had $19.6 million of loan commitments and lines of credit outstanding, including loans in process.

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

9.    Employee Stock Ownership Plan
      -----------------------------
      The Company established an employee stock ownership plan (the "ESOP") in connection with the conversion and loaned (in thousands) the ESOP $524 to purchase 52,371 shares of common stock (3.8% of the outstanding shares of the Company as of March 31, 2006). The loan is payable over ten years at (in thousands) $66 per year ($16.5 per quarter) including interest. At March 31, 2006, $356 remained contractually due on the loan. As required by accounting standards, the unreleased shares are not included in the calculation of EPS and the loan receivable is shown as a reduction in stockholders' equity. Compensation (in thousands) under the ESOP for the quarter ended March 31, 2006 was $16.5 and included in salaries and benefits. As the note is paid, the shares are released and allocated to the participants in the ESOP. As of March 31, 2006, 14,402 of those shares have been released from th ESOP.

10.   Stock Based Benefit Plans
      -------------------------
      The Company established the 2003 Recognition and Retention Plan and Trust Agreement ("RRP"), which is a stock-based incentive plan. The RRP was approved by the shareholders at the Company's annual meeting held May 15, 2003.

      The Company authorized 26, 186 shares of the Company's common stock to be awarded under the RRP. The Company purchased the 26,186 shares in open market transactions to fund the RRP as of December 31, 2004. Shares subject to awards under the RRP shares vest at 20% per year under the plan. As of March 31, 2006, awards covering 18,854 shares had been made and 3,668 shares have been issued. As a result, expense for this plan is being amortized over a 60-month period and is based upon the market value of the Company's stock as of the date of the awards which was $15.375 with respect to all the currently outstanding awards. Compensation (in thousands) under the RRP for the quarter ended March 31, 2006 was $13 and was included in salaries and benefits.

      The Company established the 2003 Stock Option Plan (the "Option Plan") under which 65,464 shares of Company stock are reserved for the grant of stock options to directors, officers and employees. The Option Plan provides for vesting to participants at 20% per year. The options expire in ten years from the date of grant. The exercise price of the options is equal to the fair market value of the common stock on the grant date which was $15.375 with respect to all the currently outstanding options. Options covering 51,885 shares were outstanding as of March 31, 2006. The Company issued 2,000 options in 2005 that vest over a five year period. A total of 19,954 options were exercisable as of March 31, 2006.

      The Company's Compensation Committee of the Board of Directors oversees the RRP and the Option Plan.

      The Company, prior to 2006, accounted for its stock options in accordance with Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under APB 25, since the exercise price of the Company's employees' stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      Financial Account Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation (FAS No. 123) and amended by (FAS No. 123R) requires pro forma net income and earnings per share based upon the fair value method of accounting for stock-based compensation plans. In 2006, APB 25 will no longer be applicable and only FAS No. 123R will be used to account for options. The Association will have to recognize compensation cost for the unvested portion of the stock options over the period of service beginning in the first quarter of 2006. The anticipated impact of adopting FAS 123R is a net charge to net income of $40,900 per year based upon the current options outstanding. For the quarter ending March 31, 2006, $10,225 was charged to income in the regard to stock options. The Association has not granted any additional options in 2006. Thus, there are no pro forma amounts to disclose in regard to the application of FAS No. 12.

11.   Supplemental Retirement Benefit Plan
      ------------------------------------
      The  Association has  established a supplemental  retirement  benefit plan
      (Plan) for certain (three) key executives. The plan provides for monthly retirement benefits in the amount of $5,000 per month for ten years from the date they retire for the executive group as a whole. As of March 31, 2006, a liability of $24,600 was accrued for the Plan.

Item 2 - Management's Discussion and Analysis or Plan of Operation.

General

      The following discussion compares the consolidated financial condition of the Company and its wholly owned subsidiaries, the Association and the Agency, at March 31, 2006 and December 31, 2005, and the results of operations for the three months ended March 31, 2006 with the same period in 2005. Currently the business and management of the Company is primarily the business and management of the Association. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

      The Company is the holding company for the Association and the Agency. The Company finalized the purchase of Woodard Walker Insurance Agency, Inc. (the Agency) in January 2006. The purchase price (in thousands) was $370 being paid $300 in cash and $70 being placed in an escrow account and being earned and paid out over a five year term based upon earning targets. This is considered a related party transaction as a director owned approximately 20% of the agency purchased. The Agency has total assets (in thousands) of $424 and liabilities (in thousands) of $52 at March 31, 2006. Total revenue for the Agency (in thousands) was $79 and is included in other income, and total expenses (in thousands) of $77 which are included in other general and administrative expenses in the consolidated income statement as of March 31, 2006. Substantially all of the Company's assets are currently held in, and its operations are conducted through the Association. The Company's business consists primarily of attracting deposits from the general public and using such deposits to make loans for the purchase and construction of residential properties. The Company also originates commercial loans and various types of consumer loans.

      The Company is a federal corporation organized for the purpose of being a unitary holding company of the Association. In connection with the consummation of the reorganization of the Association on July 2, 2002, the Company acquired all of the capital stock of the Association in exchange for 50% of the net proceeds from the offering of the Company's common stock. The Company issued approximately 45% of its common stock to persons who submitted orders in the offering. Minden Mutual Holding Company owns approximately 58% of the Company's outstanding common stock at March 31, 2006. The significant assets of the Company are the capital stock of the Association and the Agency, the Company's loan to the ESOP, and the remainder of the net offering proceeds retained by the Company.

Changes in Financial Condition

      Total Assets increased by $4.0 million or 3.6% from December 31, 2005 to March 31, 2006. The increase was primarily due to a $4.2 million or 6% increase in the Company's net loan portfolio, and $1.0 million or 3.2% increase in investment securities. Cash and cash equivalents decreased by $1.6 million or 40.3% from December 31, 2005 to March 31, 2006.

      The $4.2 million increase in the Company's net loan portfolio was primarily due to a $358,000 or .9% increase in one-to-four family residential loans, a $1.0 million or 8.1% increase in commercial real estate loans, a $2.8 million or 28.1% increase in commercial loans other than real estate, a $260,000 or 4.8% increase in consumer loans, and a $472,000.00 or 32.8% increase in loans secured by savings. The growth was slightly offset by a decrease in construction loans of $58,000 or 1.4% The Company continues to emphasize originations of higher yielding commercial loans.

      Deposits increased by $3.7 million or 5.2% during the period from December 31, 2005 to March 31, 2006. The increase was due to a $3.0 million or 4.8% increase in interest bearing deposits and a $618,000 or 8.8% in non-interest bearing deposits.

      The Company's total classified assets for regulatory purposes at March 31, 2006 amounted to $736,000 all of which were classified as substandard. The classified assets at March 31, 2006 consisted of nine mortgage loans and fourteen consumer loans.

      Total Stockholders' equity increased by $179,000 or .9% in the first three months of 2006. The increase was due to a net income of $381,000 which was offset partially by 52,000 repurchase of stock and a $129,000 reduction in unrealized gain on investment securities. Stockholders' equity at March 31, 2006 totaled $19.2 million compared to equity of $19.0 million at December 31, 2005.

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

      Net Income increased by $45,000 or 13.4% in the quarter ended March 31, 2006 compared to quarter ended March 31, 2005. The increase was due primarily to an increase of $208,000 in operating income which was partially offset by a $15,000 loan loss provision, a $125,000 increase in operating expenses, and a $23,000 increase in income tax expense.

      Net interest income was the same for quarters ended March 31, 2006 and March 31, 2005. The yield on earning assets was 1.66% for the period ending March 31, 2006, compared to 1.53% for the period ending March 31, 2005. Interest expense for three months ended March 31, 2006, was .66% compared to .53% for the period ended March 31, 2005. The increase was primarily due to higher rates on rates on interest-bearing balances and borrowed funds.

      There was a $15,000 provision for loan losses made for the period ended March 31, 2006 and none made for the period ended for March 31, 2005. At March 31, 2006, the Company's non- accruing loans amounted to $65,000 which consisted of one mortgage loan and four auto loans. The allowance for loan losses amounted to $852,000 at March 31, 2006, representing 1.1% of the total loans held in the portfolio and 1,310.8% of the total non-accruing loans at such date.

      Other operating income increased by $208,000 or 325.0% for the three months ended March 31, 2006 over comparable quarter. The increase was due primarily to a $27,000 increase in customer service fees, a $103,000 gain from the sale of assets, and other income of $78,000, which included the revenue of the Agency.

      Other operating expense increase by $125,000 or 19.8% for the three months ended March 31, 2006, over the comparable quarter. The increase was due primarily to a $43,000 increase in salaries and benefits and a $84,000 increase in other expense that included the expenses of the Agency.

      The $23,00 increase in income tax expense was due to increased income before taxes for the period ended March 31,2006, over the comparable quarter.

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

      The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively. At March 31, 2005, the Association exceeded each of its capital requirements with ratios of 15.11%, 28.20% and 26.64%, respectively.

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

                              Minden Bancorp, Inc.
                                   Form 10-QSB
                          Quarter Ended March 31, 2006

                           PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings:

          There are no matters required to be reported under this item.


Item 2 -  Unregistered Sales of Equity Securities and Use of Proceeds.

          (a)-(b) Not applicable.

          (c) The  following  table   contains  information  about the Company's
purchases of its equity securities pursuant to its stock repurchase plans during the quarter ended March 31, 2006.


                                                                      Maximum
                                                  Total Number of    Number of
                                                       Shares       Shares that
                                                   Purchased as     May Yet Be
                         Total                    Part of Publicly   Purchased
                         Number        Average       Announced       Under the
                       of Shares      Price Paid      Plans or        Plans or
      Period           Purchased       per Share      Programs        Programs
--------------------  ------------   ------------   ------------   ------------

January 1-31, 2006              --             --             --         23,289
--------------------  ------------   ------------   ------------   ------------
February 1-28, 2006             --             --             --         23,289
--------------------  ------------   ------------   ------------   ------------
March 1-31, 2006             2,400          21.45          2,400         20,889
--------------------  ------------   ------------   ------------   ------------

     Total                   2,400   $      21.45          2,400         20,889
--------------------  ------------   ------------   ------------   ------------

================

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

      A total of 26,186 shares have been purchased for the Recognition Plan and 78,389 shares have been purchased under the repurchase programs with 20,889 shares remaining to be repurchased as March 31, 2006 under the third stock repurchase program.

Item 3 -  Defaults Upon Senior Securities:

          There are no matters required to be reported under this item.


Item 4 -  Submission of Matters to a Vote of Security Holders:

          There are no matters required to be reported under this item.

Item 5 -  Other Information:

          There are no matters required to be reported under this item.

Item 6 -  Exhibits

                  (a) The following exhibits are filed herewith:

            EXHIBIT NO.                DESCRIPTION
            -----------                -----------

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


                                          MINDEN BANCORP, INC.


Date: May 12, 2006                        /s/ A. David Evans
                                          A. David Evans
                                          President and Chief Executive Officer


Date: May 12, 2006                        /s/ Becky T. Harrell
                                          Becky T. Harrell
                                          Chief Financial Officer and Treasurer