Form 10QSB
period 2006-06-30
MINDEN BANCORP INC
filed 2006-08-14
CIK 1169352

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2006

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

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

                  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                  Shares of common stock, par value $.01 per share, outstanding as of July 31, 2006: The registrant had 1,378,044 shares of common stock issued and outstanding, of which 800,112 shares were held by Minden Mutual Holding Company, the registrant's mutual holding company, and 577,932 shares were held by the
                  public  and   directors,   officers   and   employees  of  the
                  registrant.

                  Transitional Small business Disclosure Format (check one):
           Yes [_]   No [X]

                              Minden Bancorp, Inc.

                                   Form 10-QSB

                           Quarter Ended June 30, 2006

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

                                                                            Page
                                                                            ----

Item 1   -  Financial Statements ...........................................  1

Item 2   -  Management's Discussion and Analysis or Plan of Operation ...... 14

Item 3   -  Controls and Procedures ........................................ 17

                           PART II - OTHER INFORMATION

Item 1   -  Legal Proceedings .............................................. 18

Item 2   -  Unregistered Sales of Equity Securities and Use of Proceeds .... 18

Item 3   -  Defaults Upon Senior Securities ................................ 19

Item 4   -  Submission of Matters to a Vote of Security Holders ............ 19

Item 5   -  Other Information .............................................. 19

Item 6   -  Exhibits ....................................................... 19

Signatures  ................................................................ 21

Exhibits    ................................................................ 22

                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                      MINDEN BANCORP, INC. AND SUBSIDIARIES
                      -------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                 JUNE 30, 2006 (UNAUDITED) AND DECEMBER 31, 2005
                 -----------------------------------------------

           ASSETS                                                                    June      December 31,
           ------                                                                    ----      ------------
                                                                                   30, 2006        2005
                                                                                   --------        ----
                                                                              (in thousands except share data)

Cash and noninterest-bearing deposits                                             $    2,306    $    1,494
Interest-bearing demand deposits                                                         156           863
Federal funds sold                                                                        --         1,675
                                                                                  ----------    ----------
      Total cash and cash equivalents                                                  2,462         4,032

Investment securities:
    Securities held-to-maturity (estimated market value of                             1,271         1,324
      $1,267 at June 30, 2006 and $1,323 at December 31, 2005)
    Securities available-for-sale, at estimated market value                          29,618        30,043
First National Bankers Bank stock, at cost                                               210           210
Federal Home Loan Bank stock, at cost                                                  1,187         1,160
Loans, net of allowance for loan losses                                               75,770        70,117
Accrued interest receivable                                                              499           558
Premises and equipment, net                                                            4,028         3,312
Other assets                                                                             855           538
                                                                                  ----------    ----------

Total assets                                                                      $  115,900    $  111,294
                                                                                  ==========    ==========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Liabilities:
------------
   Deposits:                                                                      $    6,946    $    7,005
      Noninterest-bearing                                                             66,175        63,816
                                                                                  ----------    ----------
      Interest-bearing                                                                73,121        70,821
           Total deposits
   Accrued dividends on savings                                                          354           269
   Deferred federal income taxes                                                         310           420
   Federal Home Loan Bank advances                                                    21,500        20,500
   Fed Funds Purchased                                                                   775            --
   Other liabilities                                                                     414           266
                                                                                  ----------    ----------
           Total liabilities                                                          96,474        92,276


Stockholders' equity:
---------------------
   Preferred stock-$.01 par value 1,000,000 shares authorized-none
        issued-no rights / preferences set by board                                       --            --
   Common stock, par value $.01; 4,000,000 shares authorized;
      1,454,750 shares issued and 1,378,044 outstanding as of June 30, 2006 and
      1,378,761 outstanding as of  December 31, 2005                                      15            15
   Additional paid-in capital                                                         16,662        16,710
   Retained earnings                                                                   4,880         4,284
   Treasury stock, at cost (76,706 shares at June 30, 2006 and
     75,989 shares at December 31, 2005)                                              (1,563)       (1,537)
   Accumulated other comprehensive income                                                100           312
                                                                                  ----------    ----------
                                                                                      20,094        19,784
   Unearned common stock held by management retention plan (15,082 at June,
     30 2006 18,850 at December 31,2005)                                                (325)         (398)
   Unallocated common stock held by ESOP (36,660 as of June 30,
     2006 and 39,278 at December 31, 2005)                                              (343)         (368)
                                                                                  ----------    ----------
           Total stockholders' equity                                                 19,426        19,018
                                                                                  ----------    ----------

   Total liabilities and stockholders' equity                                     $  115,900    $  111,294
                                                                                  ==========    ==========


     See accompanying notes to unaudited consolidated financial statements.

                      MINDEN BANCORP, INC. AND SUBSIDIARIES
                      -------------------------------------

                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
            ---------------------------------------------------------

                                    UNAUDITED
                                    ---------

                                                            Three months Ended        Six Months Ended
                                                          June 30,     June 30,     June 30,     June 30,
                                                            2006         2005         2006         2005
                                                            ----         ----         ----         ----
                                                                  (in thousands except share data)

Interest and dividend income:
-----------------------------
   Loans, including fees                                 $    1,471   $    1,265   $    2,871   $    2,458
   Investments-taxable:
      Securities                                                116           90          224          171
      Mortgage-backed securities                                242          217          472          443
   Dividends-FHLMC/FHLB                                          18           14           38           27
   Other                                                         16            2           37            7
                                                         ----------   ----------   ----------   ----------
      Total interest and dividend income                      1,863        1,588        3,642        3,106

Interest expense:
-----------------
   Interest-bearing deposits                                    518          335          992          656
   Interest on borrowed funds                                   270          166          495          287
                                                         ----------   ----------   ----------   ----------
      Total interest expense                                    788          501         1487          943
                                                         ----------   ----------   ----------   ----------

      Net interest income                                     1,075        1,087        2,155        2,163

   Provision for loan losses                                     15           --           30           --
                                                         ----------   ----------   ----------   ----------
   Net interest income after provision for
      loan losses                                             1,060        1,087        2,125        2,163

Other operating income:
-----------------------
   Customer service fees                                         99           96          190          160
   Gain on sale of assets                                         2           --          104           --
   Other income                                                  80           --          157           --
                                                         ----------   ----------   ----------   ----------
      Total other operating income                              181           96          451          160

Other operating expenses:
-------------------------
   Salaries and benefits                                        390          364          775          706
   Office occupancy expense                                     124          112          236          232
   Professional fees and supervisory examinations                42           28           85           65



   SAIF insurance premium                                         2            3            5            5
   Other general and administrative expenses                    210          161          424          292
                                                         ----------   ----------   ----------   ----------
        Total other operating expenses                          768          668        1,525        1,300
                                                         ----------   ----------   ----------   ----------

Income before income taxes                                      473          515        1,051        1,023
--------------------------

Income tax expense                                              161          175          357          348
------------------                                       ----------   ----------   ----------   ----------

Net income                                               $      312   $      340   $      694   $      675
----------                                               ==========   ==========   ==========   ==========

Earnings per share                                       $     0.24   $     0.26   $     0.52   $     0.51
Earnings per share fully diluted                         $     0.22   $     0.24   $     0.49   $     0.47


     See accompanying notes to unaudited consolidated financial statements.


                      MINDEN BANCORP, INC. AND SUBSIDIARIES
                      -------------------------------------

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------

                     FOR THE SIX MONTHS ENDED JUNE 30, 2006
                     --------------------------------------

                                    UNAUDITED
                                    ---------


                                                           Additional                    Other
                                                           ----------                    -----
                                              Common        Paid-In       Retained       Comp.        Treasury
                                              ------        -------       --------       -----        --------
                                               Stock        Capital       Earnings       Income         Stock          Total
                                               -----        -------       --------       ------         -----          -----
                                                                               (in thousands)

Balance January 1, 2006                     $        15   $    16,710   $     4,284    $       312   $    (1,537)   $    19,784
-----------------------

Net income                                                                      694                                         694
   Dividends                                                                    (98)                                        (98)
   Treasury stock                                                  --                                        (26)           (26)
Amortization of awards under management
recognition and retention plan (RRP) and
release of RRP shares                                             (48)                                                      (48)
Change in net unrealized gain (loss) on
securities available for sale, net of tax
effect of $109                                                                 (212)          (212)                        (212
                                                                        -----------
   Total comprehensive income                                                   482
                                            -----------   -----------   ===========    -----------   -----------    -----------

Balance June 30, 2006                       $        15   $    16,662   $     4,880    $       100   $    (1,563)   $    20,094
---------------------                       ===========   ===========   ===========    ===========   ===========    ===========



     See accompanying notes to unaudited consolidated financial statements.

                      MINDEN BANCORP, INC. AND SUBSIDIARIES
                      -------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                 -----------------------------------------------

                                    UNAUDITED
                                    ---------

                                                                June 30, 2006    June 30, 2005
                                                                -------------    -------------
                                                                         (in thousands)

Cash flows from operating activities:
-------------------------------------
   Net income                                                   $         694    $         675
   Adjustments to reconcile net income to net cash
provided by operating activities:
         Provision for loan losses                                         30
         Depreciation and amortization                                     90               74
         Deferred income taxes                                            (43)             (30)
         Stock dividends                                                  (27)             (25)
         Stock awards RRP & ESOP                                           26               36
         Gain on sale of assets                                          (103)              --
         Decrease in prepaid expenses and accrued income                  121               90
         Increase in dividends payable and other liabilities              233              183
                                                                -------------    -------------
            Net cash provided by operating activities                   1,021            1,003

Cash flows from investing activities:
-------------------------------------
Activity in available for sale securities:
   Maturities, prepayments, calls, and sales                            2,981            5,199
   Purchases                                                           (2,778)          (2,806)
Activity in held to maturity securities:                                   --
   Maturities, prepayments and calls                                       53               78
   Purchases                                                               --               --
Net increase in loans                                                  (5,683)          (6,460)
Net increase in premises and equipment                                   (796)             (97)
Purchase of Insurance Agency                                             (319)              --
Purchase FHLB Stock                                                        --              (96)
                                                                -------------    -------------
          Net cash used by investing activities                        (6,542)          (4,182)

Cash flows from financing activities:
   Net  increase (decrease) in deposits                                 2,300           (3,288)
   Net increase in FHLB advances                                        1,000            5,800
   Net increase in Fed Funds Purchased                                    775              575
   Purchase of treasury stock and RRP shares-net                          (26)            (362)
   Dividends paid                                                         (98)             (91)
                                                                -------------    -------------
        Net cash provided by financing activities                       3,951            2,634
                                                                -------------    -------------

     See accompanying notes to unaudited consolidated financial statements.



Net decrease in cash and cash equivalents                              (1,570)            (545)
-----------------------------------------

Cash and cash equivalents at January 1                                  4,032            2,939
--------------------------------------                          -------------    -------------

Cash and cash equivalents at June 30                            $       2,462    $       2,394
------------------------------------                            =============    =============


     See accompanying notes to unaudited consolidated financial statements.

                      MINDEN BANCORP, INC. AND SUBSIDIARIES
                      -------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

            FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005
            --------------------------------------------------------

                                    UNAUDITED
                                    ---------


                                                       June 30, 2006    June 30, 2005
                                                       -------------    -------------
                                                                (in thousands)

Supplemental disclosures:
   Interest paid on deposits and borrowed funds        $       1,418    $         927
   Income taxes paid                                             355              240

      Noncash investing and financing activities:
         (Decrease) in unrealized gain on securities
            available for sale                         ($        321)   ($        208)
                                                       =============    =============

     See accompanying notes to unaudited consolidated financial statements.

                      MINDEN BANCORP, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                  JUNE 30, 2006
                                  -------------

1.    Presentation of Interim Information
      -----------------------------------
      On December 11, 2001, the Board of Directors of Minden Building and Loan Association, a Louisiana-chartered building and loan association (the "Association"), adopted a plan of reorganization pursuant to which the Association would convert to stock form and became a wholly owned subsidiary of Minden Bancorp, Inc. (the "Company"). In connection with the reorganization, the Company became a majority owned (55%) subsidiary of Minden Mutual Holding Company. The reorganization was consummated on July 2, 2002. The Association formed Minden Services, Inc. as a wholly owned subsidiary during 2005. Minden Services, Inc.'s sole purpose is to hold real estate for the Association to use for further expansion. The Company finalized the purchase of Woodard Walker Insurance Agency, Inc. (the Agency) in January of 2006. The unaudited consolidated financial statements include the Company and its wholly owned subsidiaries, the Association and its wholly owned subsidiary Minden Services, Inc., and Woodard Walker Insurance Agency, Inc. The financial information at December 31, 2005 was obtained from the Company's consolidated audited financial statements. All intercompany transactions have been eliminated in consolidation. The Company's significant assets are its investment in the Association and the Agency, its loan to the Company's employee stock ownership plan (ESOP) and the remainder of the net offering proceeds retained by the Company.

      In the opinion of the management of the Company and the Association, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the consolidated financial position as of June 30, 2006 and December 31, 2005, and the consolidated results of operations and cash flows for the three and six months ended June 30, 2006 and 2005, and the consolidated statement of stockholders' equity for the six months ended June 30, 2006. Interim results are not necessarily indicative of results for a full year.

      The unaudited financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the year ended December 31, 2005 set forth in the Company Annual Report to stockholders for such year ("Annual Report").

2.    Summary of Significant Accounting Policies
      ------------------------------------------
      Minden Building and Loan Association is a stock building and loan association. The Association accepts customer demand, savings, and time deposits and provides residential fixed-rate mortgages, consumer and business loans to consumers. The Association is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. The Company's only significant assets and business activity are its investment in the Association and the Agency, loan to the ESOP and remainder of the net offering proceeds.

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

      Earnings per share (EPS). EPS is calculated based upon 1,323,468 shares (outstanding stock less ESOP shares not released and RRP shares not earned). Fully diluted EPS is based upon the treasury stock method for the stock options.

3.    Loans and Allowance for Loan Losses
      -----------------------------------
      The loan portfolio at June 30, 2006 and December 31, 2005, is as follows (in thousands):

                                                                                 2006        2005
                                                                               --------    --------
              First mortgage conventional loans:
                 Secured by one-to-four-family residences                      $ 40,208    $ 38,746
              Commercial real estate                                             13,375      12,570
              Commercial, other than real estate                                 12,593       9,933
              Consumer loans (including overdrafts of $33 and $50)                5,947       5,431
              Consumer loans secured by deposits                                  2,041       1,439
              Construction loans                                                  4,748       4,113
                                                                               --------    --------
                              Total                                              78,912      72,232
              Less:Allowance for loan losses                                       (867)       (837)
                         Unfunded construction loan commitments                  (2,275)     (1,278)
                                                                               --------    --------
                              Loans, net                                       $ 75,770    $ 70,117
                                                                               ========    ========

         Changes in the allowance for loan losses are summarized as follows:

              Balance, January 1, 2006 and January 1, 2005                     $    837    $    877
              Provision for loan losses                                              30          --
              Loans charged off-net of recoveries                                    --         (40)
                                                                               --------    --------
              Balance, June 30, 2006 and December 31, 2005                     $    867    $    837
                                                                               ========    ========

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

4.    Accrued Interest Receivable
      ---------------------------
      Accrued interest receivable at June 30, 2006 and December 31, 2005 consists of the following (in thousands):

                                                              2006     2005
                                                             ------   ------

         Loans                                               $  377   $  452
         Mortgage-backed securities                             113      101
         Investment securities and other                          9        5
                                                             ------   ------
                         Total accrued interest receivable   $  499   $  558
                                                             ======   ======

5.    Premises and Equipment
      ----------------------
      Premises and equipment at June 30, 2006 and December 31, 2005 are summarized as follows (in thousands):

         Land and buildings                       $ 4,205    $ 3,416
         Furniture, fixtures and equipment            655        648
                                                  -------    -------
                     Total                          4,860      4,064
         Less-accumulated depreciation               (832)      (752)
                                                  -------    -------
                     Net premises and equipment   $ 4,028    $ 3,312
                                                  =======    =======

      Included in land and buildings is $923 (in thousands) of land and construction costs related to the Homer Road property. The Association is building a new main office, which should be completed in early 2007. The total anticipated cost of the project is $3.5 million.

6.    Deposits
      --------
      Deposits as of June 30, 2006 and December 31, 2005 are summarized as follows (in thousands):

         Demand deposit accounts (including official
              checks of $410 in 2006 and $746 in 2005)        $13,876    $14,244
         Savings                                               11,978     12,812
         Certificate of deposits:
              2.00% - 2.99%                                     1,222      9,725

              3.00% - 3.99%                                    16,598     26,139
              4.00% - 4.99%                                    29,447      7,901
                                                              -------    -------
              Total certificates of deposits                   47,267     43,765
                                                              -------    -------
                         Total deposits                       $73,121    $70,821
                                                              =======    =======

7.    Pension Plan
      ------------
      The Association has adopted a 401(k) retirement plan, covering all full-time employees based upon a year of service. The plan provides for a 2% discretionary employer contribution (based upon compensation) with a match of the employees' contribution up to 6% based upon Board approval. Plan contributions (in thousands) for the six months ended June 30, 2006 were $24.

8.    Commitments and Contingencies
      -----------------------------
      In the ordinary course of business, the Association has outstanding commitments on which management does not anticipate losses. They include, among other things, commitments to extend credit and letters of credit undertaken in the normal course of business and to purchase mortgage pool securities. As of June 30, 2006, the Association had $15.8 million of loan commitments and lines of credit outstanding, including loans in process.

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

9.    Employee Stock Ownership Plan (ESOP)
      -----------------------------------
      The Company established an employee stock ownership plan (the "ESOP") in connection with the conversion and loaned (in thousands) the ESOP $524 to purchase 52,371 shares of common stock (3.8% of the outstanding shares of the Company as of June 30, 2006). The loan is payable over ten years at (in thousands) $66 per year ($16.5 per quarter) including interest. At June 30, 2006, (in thousands) $343 remained contractually due on the loan. As required by accounting standards, the unreleased shares are not included in the calculation of EPS and the loan receivable is shown as a reduction in stockholders' equity. Compensation (in thousands) under the ESOP for the period ended June 30, 2006 was $33 and included in salaries and benefits. As the note is paid, the shares are released and allocated to the accounts of the participants in the ESOP. As of June 30, 2006, 15,711 of those shares have been released from the ESOP.

10.   Stock Based Benefit Plans
      -------------------------
      The Company established the 2003 Recognition and Retention Plan and Trust Agreement ("RRP"), which is a stock-based incentive plan. The RRP was approved by the shareholders at the Company's annual meeting held May 15, 2003.

      The Company authorized 26,186 shares of the Company's common stock to be awarded under the RRP. The Company purchased the 26,186 shares in open market transactions to fund the RRP as of June 30, 2006. Shares subject to awards under the RRP shares vest at 20% per year under the plan. As of June 30, 2006, awards covering 18,854 shares had been made and 11,104 shares have been issued. As a result, expense for this plan is being amortized over a 60-month period and is based upon the market value of the Company's stock as of the date of the awards, which was $15.375 with respect to all the currently outstanding awards. Compensation (in thousands) under the RRP for the six months ended June 30, 2006 was $26 and was included in salaries and benefits.

      The Company established the 2003 Stock Option Plan (the "Option Plan") under which 65,464 shares of Company stock are reserved for the grant of stock options to directors, officers and employees. The Option Plan provides for vesting to participants at 20% per year. The options expire in ten years from the date of grant. The exercise price of the options is equal to the fair market value of the common stock on the grant date, which was $15,375 with respect to all the currently outstanding options. Options covering 50,202 shares were outstanding as of June 30, 2006. A total of 28,648 options were exercisable as of June 30, 2006.

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

      Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation (FAS No. 123) requires pro forma net income and earnings per share based upon the fair value method of accounting for stock-based compensation plans. In 2006, APB 25 will no longer be applicable and only FAS No. 123R will be used to account for options. The Association will have to recognize compensation cost for the unvested portion of the stock options over the period of service beginning in the first quarter of 2006. The anticipated impact of adopting FAS 123R is a net charge to net income of $40,900 per year based upon the current options outstanding. For the quarter ending June 30, 2006, $20,450 was charged to income in the regard to stock options. The Association has not granted any additional options in 2006. Thus, there are no pro forma amounts to disclose in regard to the application of FAS No. 12. If the Company had elected to recognize compensation based upon the fair value method prescribed by Statement No. 123, the

      Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts).

11.   Supplemental Retirement Benefit Plan
      ------------------------------------
      The  Association has  established a supplemental  retirement  benefit plan
      (Plan) for certain (three) key executives. The Plan provides for monthly retirement benefits in the amount of $5,000 per month for ten years from the date they retire for the executive group as a whole. As of June 30, 2006, a liability of $32,000 was accrued for the Plan.

Item 2 - Management's Discussion and Analysis or Plan of Operation.

General

      The following discussion compares the consolidated financial condition of the Company and its wholly owned subsidiary, the Association, at June 30, 2006 and December 31, 2005, and the results of operations for the three and six months ended June 30, 2006 with the same periods in 2005. Currently the business and management of the Company is primarily the business and management of the Association. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

      The Company is the holding company for the Association and the Agency. The Company finalized the purchase of Woodard Walker Insurance Agency, Inc. (the Agency) in January 2006. The purchase price (in thousands) was $370 being paid $300 in cash and $70 being placed in an escrow account and being earned and paid out over a five year term based upon earning targets. This is considered a related party transaction as a director owned approximately 20% of the agency purchased. The Agency has total assets (in thousands) of $419 and liabilities (in thousands) of $40 at June 30, 2006. Total revenue for the Agency (in thousands) was $165 and is included in other income, and total expenses (in thousands) of $156, which are included in other general and administrative expenses in the consolidated income statement as of June 30, 2006. Substantially all of the Company's assets are currently held in, and its operations are conducted through, its sole subsidiary, the Association. The Company's business consists primarily of attracting deposits from the general public and using such deposits to make loans for the purchase and construction of residential properties. The Company also originates commercial loans and various types of consumer loans.

      The Company is a federal corporation organized for the purpose of being a unitary holding company of the Association. In connection with the consummation of the reorganization of the Association on July 2, 2002, the Company acquired all of the capital stock of the Association in exchange for 50% of the net proceeds from the offering of the Company's common stock. The Company issued approximately 45% of its common stock to persons who submitted orders in the offering. Minden Mutual Holding Company owns the remaining approximately 58% of the Company's outstanding common stock at June 30, 2006. The significant assets of the Company are the capital stock of the Association and the Agency, the Company's loan to the ESOP, and the remainder of the net offering proceeds retained by the Company.

Changes in Financial Condition

      Total assets increased by $4.6 million or 4.1% from December 31,2005 to June 30, 2006. The increase was primarily due to $5.7 million or 8.1% increase in the Company's net loan portfolio. Cash and cash equivalents decreased by $1.6 million or 38.9% from December 31, 2005 to June 30, 2006.

      The $5.7 million increase in the Company's net loan portfolio was primarily due to a $1.5 million or 3.8% increase in one-to-four family residential loans, a $805,000 or 6.4 % increase in commercial real estate loans, a $2.7 million or 26.8% increase in commercial loans other than real estate, a $516,000 or 9.5% increase in consumer loans, a $602,000 or 41.8% increase in loans secured by savings, and an increase of $635,000 or 15.4% in construction loans. The Company continues to emphasize originations of higher yielding commercial loans.

      Deposits increased by $2.3 million or 3.3% during the period from December 31, 2005 to June 30, 2006. The increase was due to a $2.4 million or 3.7% increase in interest bearing deposits offset by a $59,000 or .8% decrease in non-interest bearing deposits.

      The Company's total classified assets for regulatory purposes at June 30, 2006 amounted to $706,000 all of which were classified as substandard. The classified assets at June 30, 2006 consisted of eight mortgage loans, seven consumer loans, and one commercial loan.

      Total stockholders' equity increased by $408,000 or 2.2% in the first six months of 2006. The increase was due to a net income of $694,000, which was offset partially by $26,000 repurchase of stock and a $212,000 reduction in unrealized gain on investment securities. Stockholder's equity at June 30, 2006 totaled $19.4 million compared to equity of $19.0 million at December 31, 2005.

Results of Operation

      The Company's profitability depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, investment securities and interest-bearing deposits in other institutions, and interest expense on interest-bearing deposits and borrowings from the Federal Home Loan Bank of Dallas. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also depends, to a lesser extent, on other operating income, provision for loan losses, other operating expenses and federal and state income taxes.

      Net income decreased by $28,000 or 8.2% for the quarter ended June 30, 2006 compared to the quarter ending June 30, 2005, but increased by $19,000 or 2.8% for the six months ending June 30, 2006 over the comparable 2005 period. The decreased net income for the quarter was caused by a $12,000 or 1.1% decrease in net interest income, a $15,000 loan loss provision, and a $100,000 or 15.0% increase in operating expenses which included expenses of the insurance agency. These increases were offset by a $85,000 or 88.5% increase in operating income, which includes the income of the insurance agency and a decrease in federal income taxes of $14,000 or 8%. The increase for the six months ending June 30, 2006 over the comparable period for 2005 was due primarily $291,000 or 181.9% increase in other operating income which was partially offset by a $8,000 decrease in interest margin, a $30,000 loan loss provision, a $291,000 increase in other operating expenses, and a $9,000 increase in income tax expense. The income and expenses of the Agency are included in the totals.

      Net interest income decreased by $12,000 or 1.1% for the quarter ended June 30, 2006 and decreased by $8,000 or .4% for six months ended June 30, 2006 compared to prior year periods. The decreases were due to decreases in net interest rate spreads. For the six-month period ending June 30, 2006, the net interest rate spread was .23% less than same period in 2005. Net interest income was 1.87% for the six months ended June 30, 2006, compared to 2.10% as of the six months ended June 30, 2005. Interest expense for the six months ended June 30, 2006 was 1.31% compared to .91% for the period ended June 30, 2005.

      Total interest and dividend income increased by $275,000 or 17.3% for the quarter and $536,000 or 17.3% for the six-month period ended June 30, 2006 compared to comparable period for 2005. This increase was primarily due to an increase in income from loans receivable and fees of $206,000 or 16.3% for the quarter and $413,000 or 16.8% for the six months ending June 30, 2006 compared to comparable prior year periods.

      Total interest expense increased by $287,000 or 57.3% for the quarter and $544,000 or 57.7% for the six-month period ending June 30, 2006 compared to comparable prior year periods. The deposit interest expense increased by $183,000 or 54.6% for the quarter and $336,000 or 51.2% for the six-month period ending June 30, 2006 compared to last year. These increases were caused by increases in average balances and rates in 2006. Interest on borrowed funds increased by $104,000 or 62.6% for the quarter and $208,000 or 72.5% for the six months ending June 30, 2006 compared to comparable periods for 2005. These increases were primarily due to higher rates in 2006.

      There was a $15,000 provision for loan losses made for the quarter ended June 30, 2006 and $30,000 for the period ended June 30, 2006 and none for 2005. At June 30, 2006, the Company's nonaccruing loans amounted to $54,000, which consisted of one mortgage loan and three consumer loans. The allowance for loan losses amounted to $867,000 at June 30, 2006, representing 1.1% of the total loans held in the portfolio and 1,605.6% of the total nonaccruing loans at such date.

      Other operating income increased by $85,000 or 88.5% for the quarter ending June 30, 2006 and by $291,000 for the six months ending June 30, 2006 compared to the same periods in 2005. The increase for the three month period was primarily due to revenue from the Agency. The six month increase included $30,000 in customer service fees, $104,000 gain on sale of assets and other income of $157,000 that included revenues from the Agency.

      Other operating expenses increased by $100,000 or 15% for the quarter and $225,000 or 17.3% for the six months ending June 30, 2006 compared to prior year periods. The quarterly increase was due to a $26,000 or 7.1% increase in salaries and benefits, a $12,000 or 10.7% increase in occupancy expense, a $14,000 or 50% increase in professional fees, and a $49,000 or 30.4% increase in other expenses that included the insurance agency. The six month increase was due primarily to $69,000 or 9.8% increase in salaries and benefits, a $20,000 or 30.8% increase in professional fees, and a $132,000 or 45.2% increase in other expenses that included the expenses of the Agency.

      Income tax expense for the quarter ending June 30, 2006 compared to prior year period was $14,000 or 8% lower due to lower income before taxes. For the six-month period ending June 30, 2006 compared to prior years period, the expense was $9,000 or 2.6% higher due to higher net income before taxes.

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

      A significant portion of the Company's liquidity consists of securities classified as available for sale and cash and cash equivalents. The Company's primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds.

      The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively. At June 30, 2006, the Association exceeded each of its capital requirements with ratios of 15.30%, 15.30% and 28.18%, respectively.

Item 3 - Controls and Procedures

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

                              Minden Bancorp, Inc.
                                   Form 10-QSB
                           Quarter Ended June 30, 2006

                           PART II - OTHER INFORMATION

Item 1 -   Legal Proceedings:

             There are no matters required to be reported under this item.

Item 2 -   Unregistered Sales of Equity Securities and Use of Proceeds

                (a)-(b) Not applicable.
                (c) The following table contains information about the Company's purchases of equity securities pursuant to its stock repurchase plans during the quarter ended June 30, 2006.


                                                                   Total Number of
                                                                        Shares
                                                                     Purchased as             Maximum Number
                                  Total                            Part of Publicly         of Shares that May
                                Number of         Average             Announced              Yet Be Purchased
                                 Shares          Price Paid            Plans or             Under the Plans or
          Period                Purchased        per Share             Programs                  Programs
--------------------------------------------------------------------------------------------------------------
                                                                No stock
April 01, 2006 -                                                purchased in
April 30, 2006                                                  quarter

May 01, 2006 -
May 31, 2006

June 01, 2006 -
June 30, 2006

     Total                                                                                             20,889


-------------------

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

      Upon completion of the second repurchase program in May 2005, the Company announced a third stock repurchase program of up to an additional 29,000 shares of outstanding common stock.

      A total of 26,186 shares have been purchased for the Recognition Plan and 78,389 shares have been purchased under the repurchase programs with 20,889 shares remaining to be repurchased at June 30, 2006 under the third stock repurchase program.

Item 3 -   Defaults Upon Senior Securities:

           There are no matters required to be reported under this item.

Item 4 -   Submission of Matters to a Vote of Security Holders:

           On May 9, 2006, the Company held its fourth Annual Meeting of Shareholders to obtain approval for two proxy proposals submitted on behalf of the Company's Board of Directors. Shareholders of record as of March 31, 2006 received proxy materials and were considered eligible to vote for these proposals. Following is a brief summary of each proposal and the result of the vote.

           1. The following directors were elected by the requisite plurality of the votes cast to serve on the Company's Board of Directors for a three-year term, John Collins, F. Dare Lott, Jr. and Michael W. Wise, by the votes cast as follows:

                                                                    Broker
                  Name                  For         Withheld      Non-Votes
           ----------------------------------------------------------------
           John Collins              1,327,055         0             N/A
           F. Dare Lott, Jr.         1,327,055         0             N/A
           Michael W. Wise           1,327,055         0             N/A

                                                                                                       Broker
                                                           For         Against        Abstain         Non-Votes
                                                       ----------------------------------------------------------
           2.   To ratify the appointment of            1,327,055         -              -               N/A
           Heard, McElroy and Vestal LLP as the
           independent  auditors for the year
           ended December 31, 2006

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


                                     MINDEN BANCORP, INC.


Date:   August 14, 2006              /s/ A. David Evans
                                     ------------------
                                     A. David Evans
                                     President and Chief Executive Officer


Date:   August 14, 2006              /s/ Becky T. Harrell
                                     --------------------
                                     Becky T. Harrell
                                     Chief Financial Officer and Treasurer