Form 10QSB
period 2006-09-30
MINDEN BANCORP INC
filed 2006-11-13
CIK 1169352

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2006

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

         Check whether the issuer (1) filed all reports  required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Shares of common stock, par value $.01 per share, outstanding as of October 31, 2006: The registrant had 1,377,166 shares of common stock issued and outstanding, of which 800,112 shares were held by Minden Mutual Holding Company, the registrant's mutual holding company, and 577,054 shares were held by the public and directors, officers and employees of the registrant.

         Transitional  Small business  Disclosure Format (check one):
         Yes [_] No [X]

                              Minden Bancorp, Inc.

                                   Form 10-QSB

                        Quarter Ended September 30, 2006

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:



                                                                            Page
                                                                            ----

Item 1   -   Financial Statements ..........................................  1

Item 2   -   Management's Discussion and Analysis or Plan of Operation ..... 14

Item 3   -   Controls and Procedures ....................................... 17

                           PART II - OTHER INFORMATION

Item 1   -   Legal Proceedings ............................................. 18

Item 2   -   Unregistered Sales of Equity Securities and Use of Proceeds ... 18

Item 3   -   Defaults Upon Senior Securities ............................... 19

Item 4   -   Submission of Matters to a Vote of Security Holders ........... 19

Item 5   -   Other Information ............................................. 19

Item 6   -   Exhibits ...................................................... 19

Signatures    .............................................................. 20

Exhibits      .............................................................. 21

                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                      MINDEN BANCORP, INC. AND SUBSIDIARIES
                      -------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

              SEPTEMBER 30, 2006 (UNAUDITED) AND DECEMBER 31, 2005
              ----------------------------------------------------

           ASSETS                                                    September     December
           ------                                                    ---------     --------
                                                                      30, 2006     31, 2005
                                                                      --------     --------
                                                               (in thousands except share data)

Cash and noninterest-bearing deposits                                $   1,522    $   1,494
Interest-bearing demand deposits                                           799          863
Federal funds sold                                                          --        1,675
                                                                     ---------    ---------
      Total cash and cash equivalents                                    2,321        4,032

Investment securities:
    Securities held-to-maturity (estimated market value of $1,144
      at September 30, 2006 and $1,323 at December 31, 2005)             1,146        1,324
    Securities available-for-sale, at estimated market value            29,027       30,043
First National Bankers Bank stock, at cost                                 210          210
Federal Home Loan Bank stock, at cost                                    1,201        1,160
Loans, net of allowance for loan losses                                 74,529       70,117
Accrued interest receivable                                                566          558
Premises and equipment, net                                              5,044        3,312
Repossessed Assets                                                         259            0
Other assets                                                               858          538
                                                                     ---------    ---------

Total assets                                                         $ 115,161    $ 111,294
                                                                     =========    =========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Liabilities:
------------
   Deposits:
      Noninterest-bearing                                            $   6,378    $   7,005
      Interest-bearing                                                  66,748       63,816
                                                                     ---------    ---------
           Total deposits                                               73,126       70,821
   Accrued dividends on savings                                            482          269
   Deferred federal income taxes                                           396          420
   Federal Home Loan Bank advances                                      20,500       20,500
   Fed Funds Purchased                                                     225           --
   Other liabilities                                                       618          266
                                                                     ---------    ---------

        See accompanying notes to unaudited consolidated financial statements.



           Total liabilities                                            95,347       92,276

Stockholders' equity:
---------------------
   Preferred stock-$.01 par value 1,000,000 shares authorized-none
        issued-no rights / preferences set by board                         --           --
   Common stock, par value $.01; 4,000,000 shares authorized;
      1,454,750 shares issued and 1,377,166 outstanding as of
        September 30, 2006 and 1,378,761 outstanding as of
         December 31, 2005                                                  15           15
   Additional paid-in capital                                           16,676       16,710
   Retained earnings                                                     5,105        4,284
   Treasury stock, at cost (77,584 shares at September 30, 2006
     and 75,989 shares at December 31, 2005)                            (1,590)      (1,537)
   Accumulated other comprehensive income                                  263          312
                                                                     ---------    ---------
                                                                        20,469       19,784
   Unearned common stock held by management retention plan
    (15,082 at September 30, 2006 and 18,850 at December
     31, 2005)                                                            (324)        (398)
   Unallocated common stock held by ESOP (35,351 as of
     September 30, 2006  and 39,278 at December 31, 2005)                 (331)        (368)
                                                                     ---------    ---------
           Total stockholders' equity                                   19,814       19,018
                                                                     ---------    ---------

   Total liabilities and stockholders' equity                        $ 115,161    $ 111,294
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

                      MINDEN BANCORP, INC. AND SUBSIDIARIES
                      -------------------------------------

                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
         ---------------------------------------------------------------

                                    UNAUDITED

                                              Three months Ended     Nine months Ended
                                              ------------------     -----------------
                                             Sept. 30,  Sept. 30,   Sept. 30,  Sept. 30,
                                             ---------  ---------   ---------  ---------
                                                2006       2005       2006       2005
                                                ----       ----       ----       ----
                                                 (in thousands except share data)

Interest and dividend income:
-----------------------------
   Loans, including fees                       $1,486     $1,323     $4,357     $3,782
   Investments-taxable:
      Securities                                  128         96        352        267
      Mortgage-backed securities                  234        200        707        643
   Dividends-FHLMC/FHLB                            22         20         60         47
   Other                                           11          7         35         14
                                               ------     ------     ------     ------
      Total interest and dividend income        1,881      1,646      5,511      4,753

Interest expense:
-----------------
   Interest-bearing deposits                      576        369      1,568      1,025
   Interest on borrowed funds                     283        202        778        489
                                               ------     ------     ------     ------
      Total interest expense                      859        571      2,346      1,514
                                               ------     ------     ------     ------

      Net interest income                       1,022      1,075      3,165      3,239

   Provision for loan losses                       38         --         68         --
                                               ------     ------     ------     ------
   Net interest income after provision for
loan losses                                       984      1,075      3,097      3,239

Other operating income:
-----------------------
   Customer service fees                          112         75        302        235
   Gain on sale of assets                           0          4        104          4
   Other Income                                    66         --        232         --
                                               ------     ------     ------     ------
      Total other operating income                178         79        638        239

Other operating expenses:
-------------------------
   Salaries and benefits                          384        359      1,158      1,064
   Office occupancy expense                       116        114        351        346
   Professional fees and supervisory


        See accompanying notes to unaudited consolidated financial statements.


    examinations                                   59         66        145        131
   SAIF insurance premium                           2          2          7          7
   Other general and administrative expenses      183        122        603        416
                                               ------     ------     ------     ------
        Total other operating expenses            744        663      2,264      1,964
                                               ------     ------     ------     ------

Income before income taxes                        418        491      1,471      1,514

Income tax expense                                143        167        500        515
                                               ------     ------     ------     ------

Net income                                     $  275     $  324     $  971     $  999
                                               ======     ======     ======     ======

Earnings per share                             $ 0.21     $ 0.24     $ 0.73     $ 0.75
Earnings per share fully diluted               $ 0.20     $ 0.23     $ 0.69     $ 0.70



      See accompanying notes to unaudited consolidated financial statements.

                      MINDEN BANCORP, INC. AND SUBSIDIARIES
                      -------------------------------------

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
                  --------------------------------------------

                                    UNAUDITED
                                    ---------

                                                  Additional                    Other
                                                  ----------                    -----
                                       Common      Paid-In       Retained        Comp.       Treasury
                                       ------      -------       --------        -----       --------
                                       Stock       Capital       Earnings       Income        Stock         Total
                                       -----       -------       --------       ------        -----         -----
                                                                    (in thousands)

Balance January 1, 2006              $       15   $   16,710   $    4,284    $      312   $   (1,537)   $   19,784
-----------------------
Net income                                                            971                                      971
      Dividends                                                      (150)                                    (150)
      Treasury stock                                      --                                     (53)          (53)
Amortization of awards under
management recognition and
retention plan (RRP) and release
of RRP shares                                            (34)                                                  (34)
Change in net unrealized gain
(loss) on securities available for
sale, net of ta  effect of ($25)                                      (49)          (49)                       (49)
                                                               ----------
    Total comprehensive income                                        922
                                     ----------   ----------   ==========    ----------   ----------   -----------

Balance September 30, 2006           $       15   $   16,676   $    5,105    $      263   $   (1,590)   $   20,469
--------------------------           ==========   ==========   ==========    ==========   ==========    ==========


      See accompanying notes to unaudited consolidated financial statements.

                      MINDEN BANCORP, INC. AND SUBSIDIARIES
                      -------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
              -----------------------------------------------------

                                    UNAUDITED
                                    ---------

                                                               September 30,    September 30,
                                                               -------------    -------------
                                                                   2006             2005
                                                                   ----             ----
                                                                       (in thousands)

Cash flows from operating activities:
-------------------------------------
   Net income                                                  $        971    $        999
   Adjustments to reconcile net income to net cash
     provided by operating activities:
         Provision for loan losses                                       68
         Depreciation and amortization                                  177             111
         Deferred income taxes                                          (24)            (41)
         Stock dividends                                                (41)            (28)
         Stock awards RRP & ESOP                                         77              49
         Gain on sale of assets                                        (104)             (4)
         Decrease in prepaid expenses and accrued income                (14)            153
         Increase in dividends payable and other liabilities            565             436
                                                               ------------    ------------
            Net cash provided by operating activities                 1,675           1,675

Cash flows from investing activities:
-------------------------------------
Activity in available for sale securities:
   Maturities, prepayments, calls, and sales                          4,522           7,052
   Purchases                                                         (3,475)         (3,763)
Activity in held to maturity securities:
   Maturities, prepayments and calls                                    178             122
   Purchases
Net increase in loans                                                (4,717)         (6,589)
Net increase in premises and equipment                               (1,851)           (188)
Purchase of Insurance Agency                                           (370)             --
Sale of fixed Assets                                                     --             250
Purchase FHLB Stock                                                      --            (104)
                                                               ------------    ------------
          Net cash used by investing activities                      (5,713)         (3,220)

Cash flows from financing activities:
   Net increase (decrease) in deposits                                2,305          (3,584)
   Net increase in FHLB advances                                         --           5,300


      See accompanying notes to unaudited consolidated financial statements.


   Net increase in Fed Funds Purchased                                  225              --
   Purchase of treasury stock and RRP shares-net                        (53)           (362)
   Dividends paid                                                      (150)           (138)
                                                               ------------    ------------
        Net cash provided by financing activities                     2,327           1,216
                                                               ------------    ------------

Net decrease in cash and cash equivalents                            (1,711)           (329)

Cash and cash equivalents at January 1                                4,032           2,939
                                                               ------------    ------------

Cash and cash equivalents at September 30                      $      2,321    $      2,610
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

                      MINDEN BANCORP, INC. AND SUBSIDIARIES
                      -------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005
       -------------------------------------------------------------------

                                    UNAUDITED
                                    ---------


                                                       September 30,    September 30,
                                                       -------------    -------------
                                                           2006             2005
                                                           ----             ----
                                                               (in thousands)

Supplemental disclosures:
   Interest paid on deposits and borrowed funds        $      2,122     $      1,356
   Income taxes paid                                            435              432

      Noncash investing and financing activities:
         (Decrease) in unrealized gain on securities
            available for sale                         ($        74)    ($       261)
                                                       ============     ============
      Transfer to other real estate                    ($       259)              --
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

                      MINDEN BANCORP, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                               SEPTEMBER 30, 2006
                               ------------------

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

      In the opinion of the management of the Company and the Association, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the consolidated financial position as of September 30, 2006 and December 31, 2005, and the consolidated results of operations and cash flows for the three and nine months ended September 30, 2006 and 2005, and the consolidated statement of stockholders' equity for the nine months ended September 30, 2006. Interim results are not necessarily indicative of results for a full year.

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

      Earnings per share (EPS). EPS is calculated based upon 1,323,683 shares (outstanding stock less ESOP shares not released and RRP shares not earned). Fully diluted EPS is based upon the treasury stock method for the stock options.

3.    Loans and Allowance for Loan Losses
      -----------------------------------
      The loan portfolio at September 30, 2006 and December 31, 2005, is as follows (in thousands):

                                                                        2006        2005
                                                                      --------    --------
     First mortgage conventional loans:
        Secured by one-to-four-family residences                      $ 40,600    $ 38,746
     Commercial real estate                                             13,276      12,570
     Commercial, other than real estate                                 11,230       9,933
     Consumer loans (including overdrafts of $27 and $50)                6,352       5,431
     Consumer loans secured by deposits                                  1,838       1,439
     Construction loans                                                  3,377       4,113
                                                                      --------    --------
                     Total                                              76,673      72,232
     Less:Allowance for loan losses                                       (883)       (837)
                Unfunded construction loan commitments                  (1,261)     (1,278)
                                                                      --------    --------
                     Loans, net                                       $ 74,529    $ 70,117
                                                                      ========    ========

Changes in the allowance for loan losses are summarized as follows:

     Balance, January 1, 2006 and January 1, 2005                     $    837    $    877
     Provision for loan losses                                              68          --
     Loans charged off-net of recoveries                                   (22)        (40)
                                                                      --------    --------


     Balance, September 30, 2006 and December 31, 2005                $    883    $    837
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

4.    Accrued Interest Receivable
      ---------------------------
      Accrued interest receivable at September 30, 2006 and December 31, 2005 consists of the following (in thousands):

                                                          2006   2005
                                                          ----   ----

      Loans                                               $442   $452
      Mortgage-backed securities                           117    101
      Investment securities and other                        7      5
                                                          ----   ----
                      Total accrued interest receivable   $566   $558
                                                          ====   ====

5.    Premises and Equipment
      ----------------------
      Premises and equipment at September 30, 2006 and December 31, 2005 are summarized as follows (in thousands):

      Land and buildings                       $ 5,257    $ 3,416
      Furniture, fixtures and equipment            658        648
                                               -------    -------
                  Total                          5,915      4,064
      Less-accumulated depreciation               (871)      (752)
                                               -------    -------
                  Net premises and equipment   $ 5,044    $ 3,312
                                               =======    =======

      Included in land and buildings is $2,851 (in thousands) of land and construction costs related to the Homer Road property. The Association is building a new main office, which should be completed in early 2007. The total anticipated cost of the project is $3.5 million.

6.    Deposits
      --------
      Deposits as of September 30, 2006 and December 31, 2005 are summarized as follows (in thousands):

      Demand deposit accounts (including official
           checks of $404 in 2006 and $746 in 2005)   $12,778   $14,244

      Savings                                          11,239    12,812
      Certificate of deposits:
           2.00% - 2.99%                                  204     9,725
           3.00% - 3.99%                                9,220    26,139
           4.00% - 4.99%                               32,625     7,901
                 5.00% - 5.99%                          7,060        --
                                                      -------   -------
             Total certificates of deposits            49,109    43,765
                                                      -------   -------
                      Total deposits                  $73,126   $70,821
                                                      =======   =======

7.    Pension Plan
      ------------
      The Association has adopted a 401(k) retirement plan, covering all full-time employees based upon a year of service. The plan provides for a 2% discretionary employer contribution (based upon compensation) with a match of the employees' contribution up to 6% based upon Board approval. Plan contributions (in thousands) for the nine months ended September 30, 2006 were $36.

8.    Commitments and Contingencies
      -----------------------------
      In the ordinary course of business, the Association has outstanding commitments on which management does not anticipate losses. They include, among other things, commitments to extend credit and letters of credit undertaken in the normal course of business and to purchase mortgage pool securities. As of September 30, 2006, the Association had $15.6 million of loan commitments and lines of credit outstanding, including loans in process.

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

9.    Employee Stock Ownership Plan (ESOP)
      ------------------------------------
      The Company established an employee stock ownership plan (the "ESOP") in connection with the conversion and loaned (in thousands) the ESOP $524 to purchase 52,371 shares of common stock (3.8% of the outstanding shares of the Company as of September 30, 2006). The loan is payable over ten years at (in thousands) $66 per year ($16.5 per quarter) including interest. At September 30, 2006, (in thousands) $331 remained contractually due on the loan. As required by accounting standards, the unreleased shares are not included in the calculation of EPS and the loan receivable is shown as a reduction in stockholders' equity. Compensation (in thousands) under the ESOP for the period ended September 30, 2006 was $50 and included in salaries and benefits. As the note is paid, the shares are released and allocated to the accounts of the participants in the ESOP. As of September 30, 2006, 17,020 of those shares have been released from the ESOP.

10.   Stock Based Benefit Plans
      -------------------------
      The Company established the 2003 Recognition and Retention Plan and Trust Agreement ("RRP"), which is a stock-based incentive plan. The RRP was approved by the shareholders at the Company's annual meeting held May 15, 2003.

      The Company authorized 26,186 shares of the Company's common stock to be awarded under the RRP. The Company purchased the 26,186 shares in open market transactions to fund the RRP as of September 30, 2006. Shares subject to awards under the RRP shares vest at 20% per year under the plan. As of September 30, 2006, awards covering 18,854 shares had been made and 11,104 shares have been issued. As a result, expense for this plan is being amortized over a 60-month period and is based upon the market value of the Company's stock as of the date of the awards, which was $15.375 with respect to all the currently outstanding awards.
      Compensation (in thousands) under the RRP for the nine months ended September 30, 2006 was $40 and was included in salaries and benefits.

      The Company established the 2003 Stock Option Plan (the "Option Plan") under which 65,464 shares of Company stock are reserved for the grant of stock options to directors, officers and employees. The Option Plan provides for vesting to participants at 20% per year. The options expire in ten years from the date of grant. The exercise price of the options is equal to the fair market value of the common stock on the grant date, which was $15.375 with respect to all the currently outstanding options. Options covering 49,080 shares were outstanding as of September 30, 2006. A total of 27,526 options were exercisable as of September 30, 2006.

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

      Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation (FAS No. 123) requires pro forma net income and earnings per share based upon the fair value method of accounting for stock-based compensation plans. APB 25, as of 2006, is will no longer applicable and only FAS No. 123R will be used to account for options. The Association began to recognize compensation cost for the unvested portion of the stock options over the period of service beginning in the first quarter of 2006. The anticipated impact of adopting FAS 123R is a net charge to net income of $40,900 per year based upon the current options outstanding. As of September 30, 2006, $30,675 was charged to income in the regard to stock options. The Association has not granted any additional options in 2006. Thus, there are no pro forma amounts to disclose in regard to the application of FAS No. 12. If the Company had elected to recognize compensation based upon the fair value method prescribed by Statement No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts).

11.   Supplemental Retirement Benefit Plan
      ------------------------------------
      The  Association has  established a supplemental  retirement  benefit plan
      (Plan) for certain (three) key executives. The Plan provides for monthly retirement benefits in the amount of $5,000 per month for ten years from the date they retire for the executive group as a whole. As of September 30, 2006, a liability of $40 (in thousands) was accrued for the Plan.

Item 2 - Management's Discussion and Analysis or Plan of Operation.

General

      The following discussion compares the consolidated financial condition of the Company and its wholly owned subsidiary, the Association, at September 30, 2006 and December 31, 2005, and the results of operations for the three and nine months ended September 30, 2006 with the same periods in 2005. Currently the business and management of the Company is primarily the business and management of the Association. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

      The Company is the holding company for the Association and the Agency. The Company finalized the purchase of Woodard Walker Insurance Agency, Inc. (the Agency) in January 2006. The purchase price (in thousands) was $370 being paid $300 in cash and $70 being placed in an escrow account and being earned and paid out over a five year term based upon earning targets. This is considered a related party transaction as a director owned approximately 20% of the agency purchased. The Agency has total assets (in thousands) of $395 and liabilities (in thousands) of $23 at September 30, 2006. Total revenue for the Agency (in thousands) was $231 and is included in other income, and total expenses (in thousands) of $228, which are included in other general and administrative expenses in the consolidated income statement as of September 30, 2006. Substantially all of the Company's assets are currently held in, and its operations are conducted through, its sole subsidiary, the Association. The Company's business consists primarily of attracting deposits from the general public and using such deposits to make loans for the purchase and construction of residential properties. The Company also originates commercial loans and various types of consumer loans.

      The Company is a federal corporation organized for the purpose of being a unitary holding company of the Association. In connection with the consummation of the reorganization of the Association on July 2, 2002, the Company acquired all of the capital stock of the Association in exchange for 50% of the net proceeds from the offering of the Company's common stock. The Company issued approximately 45% of its common stock to persons who submitted orders in the offering. Minden Mutual Holding Company owns the remaining approximately 58% of the

Company's outstanding common stock at September 30, 2006. The significant assets of the Company are the capital stock of the Association and the Agency, the Company's loan to the ESOP, and the remainder of the net offering proceeds retained by the Company.

Changes in Financial Condition

      Total assets increased by $3.9 million or 3.5% from December 31,2005 to September 30, 2006. The increase was primarily due to $4.4 million or 6.3% increase in the Company's net loan portfolio. Cash and cash equivalents decreased by $1.7 million or 42.5% from December 31, 2005 to September 30, 2006. The decrease was primarily due to the reduction in federal funds sold due to the construction of the new building.

      The $4.4 million increase in the Company's net loan portfolio was primarily due to a $1.9 million or 4.8% increase in one-to-four family residential loans, a $.7 million or 5.6 % increase in commercial real estate loans, a $1.3 million or 13.1% increase in commercial loans other than real estate, a $.9 million or 17.0% increase in consumer loans, a $.4 million or 27.7% increase in loans secured by savings, and a decrease of $.7 million or 17.9% in construction loans. The Company continues to emphasize originations of higher yielding commercial loans.

      Deposits increased by $2.3 million or 3.3% during the period from December 31, 2005 to September 30, 2006. The increase was due to a $2.9 million or 4.6% increase in interest bearing deposits offset by a $.6 million or 9.0% decrease in non-interest bearing deposits.

      The Company's total classified assets for regulatory purposes at September 30, 2006 amounted to $284,000 all of which were classified as substandard. The classified assets at September 30, 2006 consisted of six mortgage loans, and fifteen consumer loans.

      Total stockholders' equity increased by $796,000 or 4.2% in the first nine months of 2006. The increase was due to a net income of $971,000, which was offset partially by $53,000 repurchase of stock and a $49,000 reduction in unrealized gain on investment securities. Stockholder's equity at September 30, 2006 totaled $19.8 million compared to equity of $19.0 million at December 31, 2005.

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

      Net income decreased by $49,000 or 15.1% for the quarter ended September 30, 2006 compared to quarter ending September 30, 2005, and decreased by $28,000 or 2.8% for the nine months ending September 30, 2006 over the comparable 2005 period. The decreased net income for the quarter was reflected by a $53,000 or 4.9% decrease in net interest income, a $38,000 loan loss provision, and a $81,000 or 12.2% increase in operating expenses which includes the expenses of the insurance agency. These increases were offset by a $99,000 or 125.3% increase in operating income, which includes the income of the insurance agency, and a decrease in federal income taxes of $24,000 or 14.4%. The decrease for the nine months ending September 30, 2006 over the comparable period for 2005 was due primarily to a $74,000 or 2.3% decrease in net interest income, a $68,000 loan loss provision, a $300,000 increase in other operating expenses which was partially offset by a $399,000 or 166.9% increase in other operating income and a $15,000 decrease in income tax expense. The income and expenses of the Agency are included in the totals.

      Net interest income decreased by $53,000 or 4.9% for the quarter ended September 30, 2006 and decreased by $74,000 or 2.3% for nine months ended September 30, 2006 compared to prior year periods. For the nine-month period ending September 30, 2006, the net interest rate spread was .23% less than same period in 2005. Net interest income was 2.95% for the nine months ended September 30, 2006, compared to 3.18% as of the nine months ended September 30, 2005. Interest expense for the nine months ended September 30, 2006 was 2.68% compared to 1.80% for the period ended September 30, 2005.

      Total interest and dividend income increased by $235,000 or 14.3% for the quarter and $758,000 or 15.9% for the nine month period ended September 30, 2006 compared to comparable period for 2005. This increase was primarily due to an increase in income from loans receivable and fees of $163,000 or 12.3% for the quarter and $575,000 or 15.2% for the nine months ending September 30, 2006 compared to comparable prior year periods.

      Total interest expense increased by $288,000 or 50.4% for the quarter and $832,000 or 55.0% for the nine month period ending September 30, 2006 compared to comparable prior year periods. The deposit interest expense increased by $207,000 or 56.1% for the quarter and $543,000 or 53.0% for the nine month period ending September 30, 2006 compared to last year. These increases were caused by increases in average balances and rates in 2006. Interest on borrowed funds increased by $81,000 or 40.1% for the quarter and $289,000 or 59.1% for the nine months ending September 30, 2006 compared to comparable periods for 2005. These increases were primarily due to higher rates in 2006.

      There was a $38,000 provision for loan losses made for the quarter ended September 30, 2006 and $68,000 for the period ended September 30, 2006 and none for 2005. At September 30, 2006, the Company's nonaccruing loans amounted to $38,000, which consisted of one mortgage loan and two consumer loans. The allowance for loan losses amounted to $883,000 at September 30, 2006, representing 1.17% of the total loans held in the portfolio and 2,323.7% of the total nonaccruing loans at such date.

      Other operating income increased by $99,000 or 125.3% for the quarter ending September 30, 2006 and by $399,000 or 166.9% for the nine months ending September 30, 2006 compared to the same periods in 2005. The increase for the three month period was primarily due to revenue from the agency. The nine month increase included increases of $67,000 in customer service fees, $100,000 gain on sale of assets and other income increase of $228,000 in other income that included revenues from the Agency.

      Other operating expenses increased by $81,000 or 12.2% for the quarter and $300,000 or 15.3% for the nine months ending September 30, 2006 compared to prior year periods. The quarterly increase was due to a $25,000 or 7.0% increase in salaries and benefits and a $61,000 or 50% increase in other expenses that included the insurance agency. The nine month increase was due primarily to $94,000 or 8.8% increase in salaries and benefits, a $14,000 or 10.7% increase in professional fees, and a $187,000 or 45.0% increase in other expenses that included the expenses of the Agency.

      Income tax expense for the quarter ending September 30, 2006 compared to prior year period was $24,000 or 14.4% lower due to lower net income before taxes. For the nine month period ending September 30, 2006 compared to prior years period, the expense was $15,000 or 2.9% lower due to lower net income before taxes.

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

      The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively. At September 30, 2006, the Association exceeded each of its capital requirements with ratios of 15.69%, 15.69% and 29.10%, respectively.

Item 3 - Controls and Procedures

      Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this report was being prepared. There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Minden Bancorp, Inc. Form 10-QSB Quarter Ended September 30, 2006

                           PART II - OTHER INFORMATION

Item 1 -   Legal Proceedings:

             There are no matters required to be reported under this item.

Item 2 -   Unregistered Sales of Equity Securities and Use of Proceeds

                (a)-(b) Not applicable.
                (c) The following table contains information about the Company's purchases of equity securities pursuant to its stock repurchase plans during the quarter ended September 30, 2006.

                                                    Total Number of
                                                         Shares
                                                      Purchased as        Maximum Number
                          Total                     Part of Publicly    of Shares that May
                        Number of      Average         Announced         Yet Be Purchased
                         Shares       Price Paid        Plans or        Under the Plans or
      Period            Purchased     per Share         Programs             Programs
------------------------------------------------------------------------------------------

July 01, 2006 -
July 31, 2006

August 01, 2006 -
August 31, 2006

Sept. 1, 2006 -
Sept. 30, 2006             2,000          $22             2,000                18,889

     Total                 2,000          $22             2,000                18,889
                          ======       ======           =======                ======
----------------


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

      A total of 26,186 shares have been purchased for the Recognition Plan and 80,389 shares have been purchased under the repurchase programs with 18,889 shares remaining to be repurchased at September 30, 2006 under the third stock repurchase program.

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


                                         MINDEN BANCORP, INC.


Date:  November 13, 2006                 /s/ A. David Evans
                                         ------------------
                                         A. David Evans
                                         President and Chief Executive Officer


Date:  November 13, 2006                 /s/ Becky T. Harrell
                                         --------------------
                                         Becky T. Harrell
                                         Chief Financial Officer and Treasurer