Form 10KSB
period 2006-12-31
MINDEN BANCORP INC
filed 2007-04-02
CIK 1169352

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2006

                                       OR

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                         Commission File No.: 000-49882
                                              ---------

                               MINDEN BANCORP, INC
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

        United States                                           13-4203146
-------------------------------                           ----------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

   100 MBL Bank Dr., Minden, Louisiana                            71055
----------------------------------------                       ------------
(Address of Principal Executive Offices)                        (Zip Code)

                                 (318) 377-0523
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:
                                 Not Applicable

         Securities registered under Section 12(g) of the Exchange Act:
--------------------------------------------------------------------------------
                     Common Stock (par value $.01 per share)
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 on 15(d) of the Exchange Act. |_|

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

Issuer's revenues for its most recent fiscal year: $8.3 million.

As of February 28, 2007, the aggregate value of the 388,512 shares of Common Stock of the Registrant outstanding on such date held by non-affiliates, which excludes 135,671 shares held by all directors and executive officers of the Registrant (not including 11,500 shares held by the Registrant's Employee Stock Ownership Plan ("ESOP") on such persons' behalf), 52,371 shares held by the Registrant's ESOP, and 800,112 shares held by Minden Mutual Holding Company, was approximately $8.61 million. This figure is based on the closing sale price of $22.15 per share of the Registrant's Common Stock on February 28, 2007. Although directors and executive officers and the ESOP were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of February 28, 2007: 1,376,666 Transitional Small Business Disclosure Format: Yes |_| No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents incorporated by reference and the part of the Form 10-KSB into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders are incorporated into Part II, Items 5 through 7 and Part III, Item 13 of this Form 10-KSB.

(2) Portions of the definitive proxy statement for the 2007 Annual Meeting of Stockholders are incorporated into Part III, Items 9 through 12 and Item 14 of this Form 10-KSB.

                                     PART I

Item 1. Description of Business.
-------------------------------

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

      The Association was originally organized in 1910. The Association's business consists primarily of attracting deposits from the general public and using those funds to make loans. The Association moved to its new headquarters on March 19, 2007, and began using the name MBL Bank (the "Bank"). The building located at 415 Main Street became the first branch.

      In addition to the historical information, this Annual Report on Form 10-KSB may be deemed to include certain forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Such statements include, but may not be limited to comments regarding (a) the potential for earnings volatility from changes in the estimated allowance for loan losses over time, (b) the expected growth rate of the loan portfolio, (c) future changes in the mix of deposits, (d) the results of net interest income simulations run by the Company to measure interest rate sensitivity, (d) the performance of the Company's net interest income and net interest margin assuming certain future conditions, and (f) changes or trends in certain expense levels.

Forward-looking statements are based on numerous assumptions, certain of which may be referred to specifically in connection with a particular statement. Some of the more important assumptions include:

      o expectations about overall economic recovery in the Association's market area,

      o expectations about the ability of the Association's borrowers to make payments on outstanding loans and the sufficiency of the allowance for loan losses,

      o expectations about the current values of collateral securing the Association's outstanding loans,

      o expectations about the movement of interest rates, including actions that may be taken by the Federal Reserve Board in response to changing economic conditions,

      o reliance on existing or anticipated changes in laws or regulations affecting the activities of the banking industry and other financial service providers, and

      o expectations regarding the nature and level of competition, changes in customer behavior and preferences, and the Association's ability to execute its plans to respond effectively.

Because it is uncertain whether future conditions and events will confirm these assumptions, there is a risk that the Company's future results will differ materially from what is stated or implied by such forward-looking statements. The Company cautions the reader to consider this risk.

Lending Activities

      General. At December 31, 2006, the net loan portfolio of the Association totaled $75.0 million, representing approximately 64.6% of its total assets at that date. The principal lending activity of the Association is the origination of one-to-four family residential loans. At December 31, 2006, one-to-four family residential loans amounted to $40.6 million, or 50.8% of its total loan portfolio, before net items. As part of the implementation of the Association's lending strategy of diversifying its loan portfolio and decreasing its dependence on single-family residential lending, the Association also offers the following lending products:

      o commercial real estate loans, which amounted to 16.5% of the total loan portfolio at December 31, 2006 as compared to 17.4% of the total loan portfolio at December 31, 2005;

      o consumer loans, which amounted to 10.2% of the total loan portfolio at December 31, 2006 as compared to 9.5% of the total loan portfolio at December 31, 2005;

      o commercial business loans, which amounted to 13.3% of the total loan portfolio at December 31, 2006 as compared to 13.8% of the total loan portfolio at December 31, 2005; and

      o construction loans, which amounted to 9.3% of the total loan portfolio at December 31, 2006, as compared to 5.7% of the total loan portfolio at December 31, 2005.

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

      A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds the greater of (i) 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities, and (ii) $500,000. At December 31, 2006, the Association's regulatory limit on loans-to-one borrower was approximately $2.9 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $1.6 million, $1.6 million, $1.4 million, $861,000 and $826,000. Each of the Association's five largest loans or groups of loans was performing in accordance with their respective terms at December 31, 2006.

      Loan Portfolio Composition. The following table sets forth the composition of the Association's loan portfolio by type of loan at the dates indicated.

                                                            December 31,
                                             ------------------------------------------
                                                     2006                   2005
                                             -------------------    -------------------
                                              Amount     Percent     Amount     Percent
                                             --------    -------    --------    -------
                                                       (Dollars in Thousands)
      Real estate loans:
         One-to-four family ..............   $ 40,576      50.78%   $ 38,746      53.64%
         Commercial ......................     13,184      16.50      12,570      17.40
         Construction ....................      7,393       9.25       4,113       5.70
      Commercial business ................     10,609      13.28       9,933      13.75
      Consumer:
         Loans secured by savings accounts      1,409       1.76       1,439       1.99
         Other(1) ........................      6,731       8.43       5,431       7.52
                                             --------    -------    --------    -------
         Total loans receivable ..........   $ 79,902     100.00%   $ 72,232     100.00%
                                                         =======                =======
      Less:
         Undisbursed loans in process ....     (4,038)                (1,278)
         Allowance for loan losses .......       (901)                  (837)
                                             --------               -------
           Total loans receivable, net ...   $ 74,963               $ 70,117
                                             ========               =======

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

      The following table shows total loans originated and repaid during the periods indicated. No loans were sold during the periods presented.

                                                  Year Ended December 31,
                                                 ------------------------
                                                    2006           2005
                                                 ----------     ---------
                                                      (In Thousands)

          Loan originations:
           Real estate loans:
             One-to -four family .............     $14,716       $15,627
             Commercial ......................       6,694         7,562
             Construction ....................       9,588         6,761
           Commercial business ...............      13,091        19,142
           Consumer (1) ......................       8,671         7,130
                                                   -------       -------
             Total loans originated ..........      52,760        56,222
                                                   -------       -------
          Deduct loan principal reduction ....      47,013        47,868
          Decrease due to other items, net (2)         901           837
                                                   -------       -------
          Net increase in loan portfolio .....     $ 4,846       $ 7,517
                                                   =======       =======

(1) Includes loans secured by deposits, automobile, boat and recreational vehicle loans.

(2)   Other items consist of loans in process and allowance for loan losses.

      Although Louisiana laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, the Association concentrates its lending activity on its primary market area in Webster Parish, Louisiana and the surrounding area. Subject to its loans-to-one borrower limitation, the Association is permitted to invest without limitation in residential mortgage loans and up to 400% of its capital in loans secured by non-residential or commercial real estate. The Association also may invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, the Association may invest up to 10% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. At December 31, 2006, the Association was in compliance with each of the above lending limits.

      Maturity of Loan Portfolio. The following table presents certain information at December 31, 2006, regarding the dollar amount of loans maturing in the Association's portfolio based on their contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year.

                                                                  At December 31, 2006
                                     ---------------------------------------------------------------------------

                                     One-to-four   Commercial                              Commercial    Total
                                       Family      Real Estate   Construction   Consumer    Business     Loans
                                     -----------   -----------   ------------   --------   ----------    -----
                                                                      (In Thousands)
Amounts due in:
  One year or less ...............     $  3,487     $  2,052       $ 7,393       $  2,081   $  3,991     $19,004
  More than one year to five years        6,873        8,092            --          5,822      6,109      26,896
  More than five years ...........       30,216        3,040            --            237        509      34,002
                                        -------       ------        ------          -----     ------      -------
      Total amount due ...........     $ 40,576     $ 13,184       $ 7,393       $  8,140   $ 10,609     $79,902
                                       ========      =======       =======          =====     ======      =======

            The following table sets forth the dollar amount of all loans, before net items, due after December 31, 2007 which have fixed interest rates or which have floating or adjustable interest rates.

                                      Fixed-Rates   Floating or Adjustable Rates    Total
                                      -----------   ----------------------------    -----
                                                          (In Thousands)
Real estate loans:
  One-to-four family ..............     $ 37,037            $     52               $37,089
  Commercial ......................        9,417               1,715                11,132
  Construction ....................           --                  --                    --
Commercial business ...............        2,421               4,197                 6,618
Consumer loans ....................        6,028                  31                 6,059
                                        --------            --------               -------
      Total loans .................     $ 54,903            $  5,995               $60,898
                                        ========            ========               =======

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

      One-to-Four Family Residential Real Estate Loans. The primary lending activity of the Association has been and continues to be the origination of loans secured by single-family residences

At December 31, 2006, $40.6 million, or 50.8%, of its total loan portfolio, before net items, consisted of one-to-four family residential loans.

      The loan-to-value ratio, maturity and other provisions of the loans made by the Association generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions and underwriting standards established by the Association. The Association's current lending policy on one-to-four family residential loans generally limits the maximum loan-to-value ratio to 90% of the appraised value of the property. These loans are amortized on a monthly basis with principal and interest due each month and generally include "due-on-sale" clauses.

      Substantially all of the Association's one-to-four family residential loans have fixed rates of interest. Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Although it has been the Association's practice to retain all of the one-to-four family residential loans, its fixed-rate loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as Freddie Mac, and other investors in the secondary mortgage market. At December 31, 2006, $40.2 million, or 99.1%, of the Association's one-to-four family residential mortgage loans were fixed-rate loans.

      Of the $40.6 million of one-to-four family residential loans held by the Association at December 31, 2006, $1.1 million consisted of second mortgage loans. These loans are secured by the underlying equity in the borrower's residence. The Association holds the first mortgage on virtually all of the properties that secure its second mortgage loans. The amount of the Association's second mortgage loans generally cannot exceed the lesser of an aggregate loan-to-value ratio combining the first and the second lien of 90% or $100,000. These loans are typically three-to-five year balloon loans with fixed rates and contain an on-demand clause that allows the Association to call the loan in full at any time.

      Commercial Real Estate Loans. The Association began to emphasize the origination of commercial real estate loans in 2001 as part of its strategy to diversify its loan portfolio. In order to implement its lending strategy of serving commercial real estate customers, the Association hired in 2001 an experienced senior loan officer and established prudent procedures for originating commercial real estate loans. Commercial real estate loans generally have interest rates that are higher than interest rates on one-to-four family residential loans because they usually involve a higher degree of risk than loans secured by residential property. The Association's commercial real estate loans consist primarily of loans secured by land, storefront retail and office buildings, churches and schools. Substantially all of the Association's commercial real estate loans were secured by properties located within its market area. At December 31, 2006, the Association's commercial real estate loans amount to $13.2 million, or 16.5% of its total loan portfolio, before net items, compared to $12.6 million, or 17.4% of its total loan portfolio at December 31, 2005.

      The Association's commercial real estate loans have a maximum loan-to-value ratio of 80%. The terms of each commercial real estate loan are negotiated on a case-by-case basis, although these loans are generally structured as three-to-five year balloon loans with either fixed rates or variable rates tied to the Wall Street Journal prime rate with a 10- to 15-year amortization schedule. In determining whether to make a commercial real estate loan, the Association considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. In most cases the Association obtains personal guarantees from the borrowers. The Association has generally required that the properties securing these commercial real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of 1.2x. The Association requires written appraisals prepared by a certified independent appraiser of all properties securing commercial real estate loans greater than $250,000. At December 31, 2006, the average individual loan balance of the loans in the Association's commercial real estate portfolio was approximately $139,000 and its largest commercial real estate loan at such date was $861,000. This loan was current at December 31, 2006.

      The land loans in the Association's commercial real estate loan portfolio are secured primarily by income producing properties, such as land utilized for growing timber. A small percentage of the land loans are for development of residential property. The Association's land loans typically are three-to-five year balloon loans. At December 31, 2006, the Association had $3.6 million in land loans (which amount is included in the $13.2 million aggregate balance of commercial real estate loans), which loans had an average balance of $39,000. The Association's largest land loan at December 31, 2006 amounted to $375,000. This loan was current at December 31, 2006.

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

      Commercial Business Loans. The Association originates commercial business loans primarily to small business owners in its market area for purposes of working capital or equipment financing. These loans are typically secured by equipment, machinery, commercial real estate, and other corporate assets. The commercial business loans are usually one-to-five year loans with either fixed rates or variable rates of interest tied to the prime rate. During 2006, the Association continued to expand its activities in the commercial business lending market with originations totaling $13.1 million compared to $19.1 million in 2005. At December 31, 2006, the Association's commercial business loans amounted to $10.6 million, or 13.3%, of its total loan portfolio compared to $9.9 million, or 13.8% of its loan portfolio at December 31, 2005.

      Commercial business loans generally are considered to involve a greater risk than single-family residential mortgage loans. The Association attempts to minimize its risk exposure by limiting these loans to proven businesses and by obtaining personal guarantees from the principals of the borrower.

      Consumer Loans. The Association is authorized to make loans for a wide variety of personal or consumer purposes. The Association originates consumer loans in order to accommodate its customers and because such loans generally have shorter terms and higher interest rates than residential mortgage loans. The consumer loans offered by the Association consist of loans secured by deposit accounts with the Association, automobile loans, recreational vehicle loans, boat loans and other miscellaneous loans. As part of its lending strategy, the Association began to emphasize the origination of consumer loans in 2001. At December 31, 2006, $8.1 million, or 10.2% of the Association's total loan portfolio consisted of consumer loans compared to $6.9 million, or 9.5% of its total loan portfolio, before net items, at December 31, 2005.

      The Association offers loans secured by deposit accounts in the Association, which loans amounted to $1.4 million, or 1.8% of the Association's total loan portfolio, before net items, at December 31, 2006, compared to $1.4 million or 2.0% at December 31, 2005. Such loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. These loans typically are payable on demand with a maturity date of one year.

      The Association also offers loans for automobiles, primarily used, boats and recreational vehicles, unsecured and other. Such loans typically have terms of no more than 54 months and a maximum loan-to-value ratio of 75%. At December 31, 2006, the Association's automobile, boat and recreational vehicle loans amounted to $5.1 million, or 6.4% of its total loan portfolio, before net items.

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

      Construction Loans. The Association also originates loans for the construction of one-to-four family residences. At December 31, 2006, $7.4 million, or 9.3% of the Association's total loan portfolio, before net items, consisted of residential and commercial construction loans. The Association's construction loans are typically made for the construction of pre-sold homes and typically are six-month fixed-rate loans which require the payment of interest only during the construction phase.

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

      Loan Origination and Other Fees. In addition to interest earned on loans, the Association generally receives loan origination fees for originating loans.

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

      Real estate and other assets acquired by the Association as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. The Association did not have any real estate owned at December 31, 2006 and 2005.

      Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 2006, in dollar amounts and as a percentage of the Association's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                       December 31, 2006
                                   ------------------------------------------------------------
                                        30-59                60-89            90 or More Days
                                     Days Overdue         Days Overdue            Overdue
                                   -----------------    -----------------    ------------------
                                             Percent             Percent              Percent
                                            of Total            of Total             of Total
                                   Amount     Loans     Amount    Loans      Amount    Loans
                                   ------   --------    -------  --------    ------  ----------
                                                     (Dollars in Thousands)
Real estate loans:
  One-to -four family ..........   $1,068       1.34%   $  146       0.18%   $  176        .22%
  Commercial and Land ..........      369       0.46        --         --        --         --
  Construction .................       --         --        --         --        --         --
Commercial business ............      101       0.13        --         --        --         --
Consumer loans .................      209       0.26        71        .09        68        .09
                                    -----       -----     ----       -----     -----       ----
  Total loans ..................   $1,747       2.19%   $  217       0.27%   $  244        .31%
                                   ======       =====    =====       =====     =====       ====

      Non-Performing Assets. The following table presents information with respect to the Association's nonperforming assets at the dates indicated.

                                                                       At December 31,
                                                                   ----------------------
                                                                      2006         2005
                                                                   ---------    ---------
                                                                   (Dollars in Thousands)
      Nonaccruing loans:
        Real estate loans:
          One-to-four family ...................................     $  17        $  22
          Commercial ...........................................        --           --
          Construction .........................................        --           --
        Commercial business ....................................        --           --
        Consumer loans .........................................        19           37
                                                                     -----        -----
          Total nonaccruing loans ..............................        36           59
      Accruing loans delinquent 90 days or more(1) .............       215          201
      Real estate owned ........................................        --           --
                                                                     -----        -----
            Total nonperforming assets(2) ......................       251          260
      Troubled debt restructuring ..............................        --           --
      Troubled debt restructurings and total
        nonperforming assets ...................................     $ 251        $ 260
                                                                     =====        =====
      Total nonperforming assets and troubled debt
        restructurings as a percentage of total assets .........      0.22%        0.23%
                                                                     =====        =====

(1)   This figure includes properties that are in bankruptcy.

(2)   Nonperforming assets consist of nonperforming loans and real estate owned.

      If the $36,000 of nonaccruing loans of the Association had been current in accordance with their terms during 2006, the gross income on such loans would have been approximately $4,000. There were $59,000 in nonaccruing loans at December 31, 2005.

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

      The Association's total classified assets at December 31, 2006 amounted to $251,000, all of which were classified as substandard, all of which are nonperforming assets. The largest classified asset at December 31, 2006 was a mortgage loan secured by a first mortgage with a balance of approximately $48,000, which is also a nonperforming loan. As of December 31, 2006, the Association had no property in real estate owned. The Association's classified assets as of December 31, 2006 included all of its nonperforming assets.

      Allowance for Loan Losses. At December 31, 2006, the Association's allowance for loan losses amounted to $901,000, or 1.1% of its total loan portfolio, before net items. The allowance for loan losses is maintained at a level believed, to the best of management's knowledge, to cover all known and inherent losses in the portfolio which are both probable and reasonable to estimate at each reporting date. The level of allowance for loan losses is based on management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing conditions.

The management of the Association also considers the deficiencies of all classified loans in determining the amount of allowance for loan losses required at each reporting date. Management analyzes the probability of the correction of the substandard loans' weaknesses and the extent of any known or inherent losses that the Association might sustain on them. It determined that no additional provision was necessary for those loans as of the reporting dates.

      While management believes that it determines the size of the allowance based on the best information available at the time, the allowance may need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

      The following table sets forth information concerning the allocation of the Association's allowance for loan losses by loan categories at the dates indicated.

                                               December 31,
                               --------------------------------------------
                                       2006                    2005
                               --------------------    --------------------
                                         Percent of              Percent of
                                          Loans in                Loans in
                                            Each                    Each
                                        Category to             Category to
                               Amount   Total Loans    Amount   Total Loans
                               ------   -----------    ------   -----------
                                          (Dollars in Thousands)
      Allocated:
      Real estate loans:
        One-to-four family .   $  140       50.78%     $  224       53.64%
        Commercial .........      295       16.50         147       17.40
        Construction .......       --        9.25          20        5.70
      Commercial business ..      259       13.28         326       13.75
      Consumer loans .......      207       10.19         120        9.51
                               ------    --------      ------    --------
           Total ...........   $  901      100.00%     $  837      100.00%
                               ======    ========      ======    ========

      The following table sets forth an analysis of the Association's allowance for loan losses and other ratios at or for the dates indicated.

                                                            Year Ended December 31,
                                                            -----------------------
                                                               2006        2005
                                                             --------    -------
                                                            (Dollars in Thousands)
   Total loans outstanding ................................   $79,902    $72,232
   Average loans outstanding, net .........................    74,113     67,480
   Balance of allowance at beginning of
      period ..............................................       837        877
   Charge-offs:
   Real estate loans:
     One-to-four family ...................................        --         25
     Commercial ...........................................         3         --
     Construction .........................................        --         --
   Commercial business loans ..............................        --         --
   Consumer loans .........................................        31         20
                                                              -------    -------
       Total charge-offs ..................................        34         45
                                                              -------    -------
   Recoveries:
   Real estate loans:
     One-to-four family ...................................        --         --
     Commercial ...........................................         2         --
     Construction .........................................        --         --
   Commercial business loans ..............................        --         --
   Consumer loans .........................................         1          5
                                                              -------    -------
        Total recoveries ..................................         3          5
                                                              -------    -------
   Net charge-offs ........................................        31         40
   Provision for losses on loans ..........................        95         --
                                                              -------    -------
   Balance at end of period ...............................   $   901    $   837
                                                              =======    =======
   Allowance for loan losses as a
     percent of total loans outstanding ...................      1.13%      1.16%
                                                              =======    =======
   Allowance for loan losses as a
     percent of total nonperforming
     loans(1) .............................................    358.96%    321.92%
   Ratio of net charge-offs to
     average loans outstanding, net .......................       .04%       .06%
                                                              =======    =======

(1) Total nonperforming loans consist of total nonaccruing loans and accruing loans delinquent 9 0 days or more.

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

                                                          December 31,
                                         ------------------------------------------------
                                                   2006                     2005
                                         ----------------------   -----------------------
                                         Amortized                Amortized
                                           Cost      Fair Value     Cost      Fair Value
                                         ---------   ----------   ---------   -----------
                                                         (In Thousands)
      Held to maturity:
         U S  Government and agencies    $      --   $       --   $      --   $       --
         Mortgage-backed securities ..         308          306         424          423
         Certificates of deposit .....         800          800         900          900
      Available for sale:
         U  S  Government and agencies          --           --          --           --
         Mutual fund .................      10,067        9,838       9,617        9,408
         Mortgage-backed securities ..      17,475       17,402      19,711       19,585
         FHLMC stock .................          11          743          12          823
         Municipal bonds .............         230          228         230          227
                                         ---------   ----------   ---------   ----------
       Total .........................   $  28,891   $   29,317   $  30,894   $   31,366
                                         =========   ==========   =========   ==========


      The following table sets forth the amount of the Association's mortgage-backed and investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2006. The amounts reflect the fair value of the Association's securities at December 31, 2006.

                                                                   Contractually Maturing
                               ------------------------------------------------------------------------------------------------

                                          Weighted             Weighted               Weighted              Weighted
                               Under 1    Average      1-5     Average       6-10     Average     Over 10   Average
                                 Year      Yield      Years     Yield       Years      Yield       Years     Yield       Total
                               -------    --------    -----    --------     -----     --------    -------   --------     -----
                                                                    (Dollars in Thousands)
U.S. Government and agencies   $     --         --%   $   --         --%   $     --         --%   $    --         --%   $    --

Mortgage-backed securities .         --         --       518       4.67         637       6.24     16,553       5.50     17,708

Municipal bonds ............         --         --       228       3.35          --         --         --         --        228

Certificate of deposit .....        200       2.70       600       3.38          --         --         --         --        800
                               --------               ------               --------               -------               -------
   Total ...................   $    200       2.70%   $1,346       3.87%   $    637       6.24%   $16,553       5.50%   $18,736
                               ========   ========    ======   ========    ========   ========    =======   ========    =======

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

      Mortgage-backed securities are typically issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed passthrough security approximates the life of the underlying mortgages.

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

      In addition to investments in various types of mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, the Association also invests in a mutual fund that invests primarily in adjustable-rate mortgage-backed and mortgage-related securities issued by those same entities as well as in securities of that type issued by private companies. As of December 31, 2006, the Association had a $9.8 million fair value investment in this mutual fund.
The Association has also invested a maximum of $100,000 each in various certificates of deposits with maturities of up to five years. The interest is paid monthly to the Association. The Association invested in a municipal bond with a maturity of 2011. The interest is paid semi-annually to the Association.

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

                                                              December 31,
                                              ------------------------------------------
                                                      2006                   2005
                                              --------------------   --------------------
                                                        Percent of             Percent of
                                              Amount     Deposits    Amount     Deposits
                                              ------    ----------   ------    ----------
                                                       (Dollars in Thousands)
      Transaction accounts:
        Demand deposits ..................   $ 13,766      18.23%   $ 14,244      20.11%
        Savings deposits .................     10,657      14.11      12,812      18.09
                                             --------     ------    --------     ------
          Total transaction accounts .....     24,423      32.34      27,056      38.20
                                             --------     ------    --------     ------
      Certificate accounts:
        2.00% - 2.99% ....................         78        .10       9,725      13.73
        3.00% - 3.99% ....................      6,061       8.03      26,139      36.91
        4.00% - 4.99% ....................     33,840      44.81       7,901      11.16
        5.00% - 5.99% ....................     11,121      14.72          --         --
                                             --------     ------    --------     ------
          Total certificate accounts .....     51,100      67.66      43,765      61.80
                                             --------     ------    --------     ------
          Total deposits .................   $ 75,523     100.00%   $ 70,821     100.00%
                                             ========     ======    ========     ======

      The following table sets forth the deposit activities of the Association during the periods indicated.

                                                         Year Ended December 31,
                                                       -------------------------
                                                           2006          2005
                                                       -----------   -----------
                                                             (In Thousands)
      Total deposits at beginning of period .........   $  70,821     $  70,665
      Deposits ......................................     303,344       267,438
      Withdrawals ...................................    (300,615)     (268,635)
                                                        ---------     ---------
      Net deposits ..................................      73,550        69,468
      Interest credited .............................       1,973         1,353
                                                        ---------     ---------
        Total deposits at end of period .............   $  75,523     $  70,821
                                                        =========     =========

      The following table shows the interest rate and maturity information for the Association's certificates of deposit at December 31, 2006.

                                                  Maturity Date
                 ------------------------------------------------------------------------------
Interest Rate    One Year or Less   Over 1 -2 Years   Over 2 -3 Years   Over 3 Years     Total
-------------    ----------------   ---------------   ---------------   ------------     -----
                                                 (In Thousands)
2.00% - 2.99%         $      78         $      --          $    --          $   --      $    78
3.00% - 3.99%             6,003                58               --              --        6,061
4.00% - 4.99%            29,854             3,750              236              --       33,840
5.00% - 5.99%            11,017               104               --              --       11,121
                      ---------         ---------          -------          -------     -------
 Total                $  46,952         $   3,912          $   236          $   --      $51,100
                      =========         =========          =======          =======     =======

      As of December 31, 2006, the aggregate amount of outstanding certificates of deposit at the Association in amounts greater than or equal to $100,000, was approximately $17.6 million. The following table presents the maturity of these time certificates of deposit at such date.

                                                                   December 31,
                                                                       2006
                                                                   ------------

                                                                  (In Thousands)

3 months  or less ................................................   $ 5,647
Over 3 months through 6 months ...................................     6,044
Over 6 months through 1 2 months .................................     4,716
Over 12 months ...................................................     1,166
                                                                     -------
                                                                     $17,573
                                                                     =======

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

      As of December 31, 2006, the Association was permitted to borrow up to an aggregate total of $46.0 million from the Federal Home Loan Bank of Dallas. The Association had $19.0 million and $20.5 million of Federal Home Loan Bank advances outstanding at December 31, 2006 and December 31, 2005, respectively. The Association has not utilized other types of borrowings such as securities sold under agreements to repurchase.

      The following table shows certain information regarding the short-term borrowings of the Association at or for the dates indicated:

                                                            At or for the Year Ended
                                                                   December 31,
                                                           --------------------------
                                                              2006            2005
                                                           ----------      ----------
                                                             (Dollars in Thousands)
Federal Home Loan Bank advances:
   Average balance outstanding ...........................   $20,458        $21,377
   Maximum amount outstanding at any
      month-end during the period ........................   $22,000        $23,000
   Balance outstanding at end of period ..................   $19,000        $20,500
   Average interest rate during the period ...............      4.97%          3.25%
   Weighted average interest rate at end of period .......      5.19%          3.26%

Subsidiaries

      At December 31, 2006, the Association had one subsidiary, Minden Services, Inc., a real estate holding company. The subsidiary owned real estate located on Homer Road, in Minden, Louisiana totaling $923,000 at December 31, 2006. The Association has sold a portion of this property. This property was used as the site for the Association's new headquarters office.

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

Employees

      The Association had 21 full-time employees and two part-time employees at December 31, 2006. None of these employees are represented by a collective bargaining agent, and the Association believes that it enjoys good relations with its personnel.

Market Area

      The Association presently has two offices located in Minden, Louisiana, which are located approximately 31 miles from Shreveport, Louisiana. The Association moved its main office to 100 MBL Bank Drive on March 19, 2007, and made the office located at 415 Main its first branch. The Association's primary market area consists of Webster Parish, Louisiana and is predominantly rural. The economy in the Association's primary market area is fairly diversified, with services, wholesale and retail trade, manufacturing and government constituting the basis of the economy. The largest employer in Webster Parish is a manufacturer of concrete modular facilities.

      The population of Webster Parish in 2000 was approximately 42,000. The population growth rate for Webster Parish has been slightly negative since 1990. The projected population growth rate is less than the projected rates for Louisiana and the United States. Average household income for Webster Parish is below Louisiana and national averages. The annual unemployment rate for Webster Parish was 4.2% for 2006 as compared to the overall unemployment rate for the United States as of 2006 of 4.5%.

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

      Holding Company Activities. The Company operates as a unitary savings and loan holding company. Under prior law, a unitary savings and loan holding company was not generally restricted as to the types of business activities in which it may engage, provided it continued to be a qualified thrift lender. See " - MBL Bank - Qualified Thrift Lender Test." The Gramm-Leach-Bliley Act of 1999, however, restricts unitary savings and loan holding companies not existing or applied for before May 4, 1999 to activities permissible for financial holding companies under the law or for multiple savings and loan holding companies. The Company does not qualify for the grandfather-clause exemption and is limited to the activities permissible for financial holding companies or multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation.

      Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions, as described below. The Association must notify the Office of Thrift Supervision 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution. See "- MBL Bank - Capital Distributions."

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

      Longer prison terms were legislated for corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan

"blackout" periods, and loans to company executives are restricted except certain loans made by insured financial institutions in compliance with Regulation O. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the
Sarbanes-Oxley Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution (FAIR) provision also requires the SEC to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies for any material changes in their financial condition or operations and certain other events. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

      The Sarbanes-Oxley Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm" (RPAF). Audit Committee members of companies that have listed securities must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert," as such term is defined by the SEC, and if not, why not. Under the Sarbanes-Oxley Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Sarbanes-Oxley Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. The Sarbanes-Oxley Act also will require inclusion of an internal control report and assessment by management in the annual report to shareholders. The Sarbanes-Oxley Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the company's internal controls. In addition, the Sarbanes-Oxley Act requires that each financial report required to be prepared in accordance with, or reconciled to, generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

MBL Bank

      General. As part of the reorganization, the Association converted from a Louisiana-chartered mutual building and loan association to a Louisiana-chartered stock building and loan association. The Louisiana Office of Financial Institutions is the Association's chartering authority and the Office of Thrift Supervision is its primary federal regulator. The Louisiana Office of Financial Institutions and the Office of Thrift Supervision have extensive authority over the operations of Louisiana-chartered savings institutions. As part of this authority, Louisiana-chartered savings institutions are required to file periodic reports with the Louisiana Office of Financial Institutions and the Office of Thrift Supervision and are subject to periodic examinations by the Louisiana Office of Financial Institutions, the Office of Thrift Supervision and the Federal Deposit Insurance Corporation ("FDIC"). The Association also is subject to regulation by the FDIC and to requirements established by the Federal Reserve Board. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision is primarily intended for the protection of depositors and the Deposit Insurance Fund ("DIF") administered by the FDIC.

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

      Insurance of Accounts. The deposits of the Association are insured to the maximum extent permitted by the DIF, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action.

      Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution's ranking in one of four risk categories based upon supervisory and capital evaluations. Well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and assessed for deposit insurance at an annual rate of between five and seven basis points. The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution's individual CAMEL component ratings plus either five financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV assessed at annual rates of 10, 28 and 43 basis points, respectively.

      In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation, a federal agency established to recapitalize the predecessor to the DIF. Since January 1, 2000, there has been equal sharing of Financing
Corporation payments between members of both insurance funds. The assessment will continue until the Financing Corporation's bonds mature in 2019.

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

      On February 8, 2006, the President signed into law legislation that merged the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") to form the DIF, eliminated any disparities in bank and thrift risk-based premium assessments, reduced the administrative burden of maintaining and operating two separate funds and established certain new insurance coverage limits and a mechanism for possible periodic increases. The legislation also gave the FDIC greater discretion to identify the relative risks all institutions present to the deposit insurance fund and set risk-based premiums.

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

            o Merging of the SAIF and BIF which became effective March 31, 2006.

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

      Core capital generally consists of common stockholders' equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. The Association had no intangible assets at December 31, 2006. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect the Association's regulatory capital.

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

      At December 31, 2006, the Association exceeded all of its regulatory capital requirements, with tangible, core and total risk-based capital ratios of 15.91%, 15.91% and 29.18%, respectively.

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

                                        Total                Tier 1               Tier 1
Capital Category                 Risk -Based Capital   Risk -Based Capital   Leverage Capital
----------------                 -------------------   -------------------   ----------------
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

      At December 31, 2006, the Association was deemed a "well capitalized" institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

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

      Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for Office of Thrift Supervision approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, a savings institution which is a subsidiary of a holding company (as well as certain other institutions) still must file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

      Community Reinvestment Act and the Fair Lending Laws. Savings institutions have a responsibility under the Community Reinvestment Act of 1977 ("CRA") and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low-and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities. Failure to comply with the Fair Lending Laws could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice.

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

In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans (limited to 10% of total portfolio assets); and stock issued by Freddie Mac or Fannie Mae. Portfolio assets consist of total assets minus the sum of (1) goodwill and other intangible assets, (2) property used by the savings institution to conduct its business, and (3) liquid assets up to 20% of the institution's total assets. At December 31, 2006, the qualified thrift investments of the Association were approximately 72.61% of its portfolio assets.

      Privacy Requirements of the Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act of 1999 provided for sweeping financial modernization for commercial banks, savings banks, securities firms, insurance companies, and other financial institutions operating in the United States. Among other provisions, the Gramm-Leach-Bliley Act places limitations on the sharing of consumer financial information with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution's privacy policy and provide such customers the opportunity to "opt out" of the sharing of personal financial information with unaffiliated third parties.

      Anti-Money Laundering. On October 26, 2001, in response to the events of September 11, 2001, the President of the United States signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the USA PATRIOT
Act). The USA PATRIOT Act significantly expands the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the U.S. financial system to fund terrorist activities. Title III of the USA PATRIOT Act provides for a significant overhaul of the U.S. anti-money laundering regime. Among other provisions, it requires financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations. The Association has established policies and procedures to ensure compliance with the USA PATRIOT Act's provisions, and the impact of the USA PATRIOT Act on its operations has not been material.

      Federal Home Loan Bank System. The Association is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At December 31, 2006, the Association had $19.0 million of FHLB advances.

      As a member, the Association is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At December 31, 2006, the Association had $1.2 million in FHLB stock, which was in compliance with this requirement.

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

      Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets. At December 31, 2006, the Association met its reserve requirement.

      Louisiana Regulation. As a Louisiana-chartered building and loan association, the Association also is subject to regulation and supervision by the Louisiana Office of Financial Institutions. The Association is required to file periodic reports with and is subject to periodic examinations at least once every four years by the Louisiana Office of Financial Institutions. In addition, the Association is required by Louisiana law and regulations to comply with certain reserve and capital requirements. At December 31, 2006, the Association was in compliance with all applicable reserve and capital requirements.

      Louisiana law and regulations also restrict the lending and investment authority of Louisiana chartered savings institutions. Such laws and regulations restrict the amount a Louisiana-chartered building and loan association can lend to any one borrower to an amount which, in the aggregate, does not exceed the lesser of (i) 10% of the association's savings deposits or (ii) the sum of the association's paid-in capital, surplus, reserves for losses, and undivided profits. Federal regulations, however, impose more restrictive limitations on loans to one borrower. See "Business - Lending Activities." Notwithstanding the foregoing, Louisiana and federal law permits any such association to lend to any one borrower an aggregate amount of at least $500,000.

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

      The investment authority of Louisiana-chartered building and loan associations is broader in many respects than that of federally chartered savings associations. However, state-chartered savings associations, such as the Association, are generally prohibited from acquiring or retaining any equity investment, other than certain investments in service corporations, of a type or in an amount that is not permitted for a federally chartered savings association. This prohibition applies to equity investments in real estate (except those held through a service corporation or subsidiary of the Association), investments in equity securities and any other investment or transaction that is in substance an equity investment, even if the transaction is nominally a loan or other permissible transaction. At December 31, 2006, the Association was in compliance with such provisions.

      Furthermore, state-chartered savings associations may not engage as principal in any activity not permitted for federal associations unless the FDIC has determined that such activity would pose no significant risk to the affected deposit insurance fund and the association is in compliance with the fully phased-in capital standards prescribed under federal regulations. When certain activities are permissible for a federal association, the state association may engage in the activity in a higher amount if the FDIC has not determined that such activity would pose a significant risk of loss to the affected deposit insurance fund and the association meets the fully phased-in capital requirements. This increased investment authority does not apply to investments in nonresidential real estate loans. At December 31, 2006, the Association had no investments which were affected by the foregoing limitations.

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

      Bad Debt Reserves. In August 1997, legislation was enacted that repealed the reserve method of accounting (including the percentage of taxable income method) previously used by many savings institutions to calculate their bad debt reserve for federal income tax purposes. Savings institutions with $500 million or less in assets may, however, continue to use the experience method. The Association must recapture that portion of its reserve which exceeds the amount that could have been taken under the experience method for post-1987 tax years. At December 31, 2006, the Association did not have any post1987 excess reserves. The legislation also requires savings institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. This change in accounting method and recapture of excess bad debt reserves is adequately provided for in the Association's deferred tax liability.

      At December 31, 2006, the federal income tax reserves of the Association included $1.3 million for which no federal income tax has been provided. Because of these federal income tax reserves, the retained earnings of the Association are substantially restricted.

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

      The Association's federal income tax returns for the tax years ended 2006, 2005 and 2004 are open under the statute of limitations and are subject to review by the IRS. The Association has not been audited by the Internal Revenue Service during the last five years.

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

Various items may also be subtracted in calculating a company's capitalized earnings. The Company paid $141,000 in Louisiana Shares Tax for the year ended December 31, 2006.

Item 2. Description of Property.
--------------------------------

Properties

      Subsequent  to  December  31,  2006,  the   Association   opened  its  new
headquarters office as discussed below.

      The following table sets forth certain information relating to the Association's offices at December 31, 2006.

                                             Lease      Net Book Value of
                                Owned or   Expiration      Property at          Deposits at
Location                         Leased       Date      December 31, 2006    December 31, 2006
--------------------------      --------   ----------   -----------------    -----------------
                                                                   (In Thousands)
415 Main Street (1)              Owned         NA           $  1,945             $  75,523
Minden, Louisiana

      (1) Includes the adjacent parking lot.

      During 2004, the Association's subsidiary acquired property on Homer Road in Minden, Louisiana for further expansion purposes at a cost of approximately $750,000. As of December 31, 2006, the total cost of the property was approximately $923,000. The Association completed building a new main office at an approximate cost of $4.0 million. The Association moved to the new location located on Homer Road Property at 100 MBL Bank Drive on March 19, 2007 and the 415 Main Street location was converted into a branch. In conjunction with establishing the new location, the Association obtained regulatory approval and began using its new name "MBL Bank".

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

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

      Not applicable

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

      The information required herein is incorporated by reference from page 3 of the Company's 2006 Annual Report to Stockholders filed as Exhibit 13 hereto ("2006 Annual Report"). Information for equity based compensation arrangements is incorporated by reference from Item 11 hereof.

      The following table contains information about the Company's purchases of its equity securities pursuant to its stock repurchase plans during the quarter ended December 31, 2006.

                                                                  Total Number of     Maximum Number of
                                                                  Shares Purchased    Remaining Shares
                                 Total Number                       as Part of a         that May Be
                                  of Shares      Average Price        Publicly       Purchased Under the
Period                            Purchased     Paid per Share     Announced Plan           Plan
--------------------------------------------------------------------------------------------------------
October 1 - October 31, 2006          --                 --              --                18,889

November 1 - November 30, 2006       500           $  21.90             500                18,389

December 1 - December 31, 2006        --                 --              --                18,389

Total                                500           $  21.90             500                18,389

      The Company instituted a repurchase program in September 2003 for 39,278 shares of the Company's outstanding shares along with the authorization to purchase up to 26,186 shares to fund the Company's 2003 Recognition and Retention Plan and Trust Agreement (the "Recognition Plan"). In September 2004, the Company authorized the second stock repurchase plan for up to 31,000 shares of the Company's outstanding common shares. Upon completion of the second repurchase program in May 2005, the Company announced a third stock repurchase program to repurchase up to an additional 29,000 shares of outstanding common stock. There is no expiration date for the third stock repurchase program.

      A total of 26,186 shares have been purchased for the Recognition Plan and 80,889 shares have been purchased under the repurchase programs with 18,389 shares remaining to be repurchased as December 31, 2006 under the third stock repurchase program.

      The declaration and payment of dividends is at the sole discretion of the board of directors, and the Amount and timing of any such dividend will depend on the board of directors' consideration of the earnings, financial conditions and capital needs of the Company and certain other factors including restrictions arising from federal banking laws and regulations. See "Item 1-Description of Business-Regulation-MBL Bank-Capital Distributions' for a further discussion on restrictions on paying dividends.

6. Management's Discussion and Analysis or Plan of Operation.
   ----------------------------------------------------------

      The information required herein is incorporated by reference from pages 6 to 17 of the 2006 Annual Report.

Item 7. Financial Statements.
-----------------------------

      The information required herein is incorporated by reference from pages 19 to 39 of the 2006 Annual Report.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
---------------------

      Not applicable

Item 8 A. Controls and Procedures.
----------------------------------

      Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of December 31, 2006. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

      No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended December 31, 2006 that has materially affected or is affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8 B. Other Information.
----------------------------

      There is no information to be reported on Form 8-K that has not already been reported pursuant thereto.

                                    PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Goverance; Compliance with Section 16(a) of the Exchange Act.
-------------------------------------------------------------

      The information required herein is incorporated by reference to "Election of Directors," "Nominees for Directors," "Directors whose Terms are Continuing," "Executive Officers Who Are Not Directors," "Committees and Meetings of the Board of Directors of Minden Bancorp," "Selection of Nominees for the Board," "Director Nominations," "Section 16 (a) Beneficial Ownership Compliance," and "Stockholders Proposals, Nominations, and Communications with the Board of Directors" in the definitive proxy statement of the Company for the Annual Meeting of Stockholders which as of the date hereof is expected to be held on May 8, 2007, which will be filed with the SEC within 120 days of December 31, 2006 ("Proxy Statement").

      The Company has adopted a Conflict of Interest Policy that applies to its principal executive officer and principal financial officer, as well as other officers, employees and directors of the Company and the Association. A copy of the Conflict of Interest Policy is available upon request. The request should be submitted in writing to Mr. Michael P. Burton, Secretary, Minden Bancorp Inc., 100 MBL Bank Drive, Minden, LA 71055.

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

      The following table provides information as of December 31, 2006 with respect to shares of Common Stock that may be issued under the Company's existing equity compensation plans which include the 2003 Stock Option Plan and the 2003 Recognition and Retention Plan and Trust Agreement (collectively, the "Plans"). Each of the Plans has been approved by the Company's stockholders.

                                                                       Number of securities
                        Number of securities                          remaining available for
                         to be issued upon       Weighted-average      future issuance under
                            exercise of         exercise price of       equity compensation
                        outstanding options,       outstanding           plans (excluding
                              warrants               options,         securities reflected in
                             and rights        warrants and rights          column (a))
Plan Category                   (a)                    (b)                      (c)
---------------------   --------------------   -------------------    -----------------------
Equity compensation
plans approved by
security holders                70,739 (1)             $15.55 (1)              20,911 (2)
Equity compensation
plans not approved by
security holders                     0                     NA                       0
                                ------                                         ------
      Total                     70,739                 $15.55                  20,911
                                ======                 ======                  ======

(1) Included in such number are 18,354 shares which are subject to restricted stock grants. The weighted average exercise price excludes restricted stock grants.

(2) Included in such number are 7,832 shares available for grant under the 2003 Recognition and Retention Plan and Trust Agreement.

Item  12.  Certain   Relationships   and  Related   Transactions   and  Director
Independence.
-------------

      The information required herein is incorporated by reference to "Management Compensation-Transactions with Certain Related Persons" and
"Information with Respect to Nominees for Director, Continuing Directors and Executive Officers," and "Committees and Meetings of the Board of Directors of Minden Bancorp" in the Proxy Statement.

Item 13. Exhibits.
------------------

      (1)The following documents are filed as part of this report and are incorporated herein by reference from the Company's 2006 Annual Report:

            Report of Independent Certified Public Accountants.

            Consolidated Balance Sheets as of December 31, 2006 and 2005.

            Consolidated Statements of Income for the Years Ended December 31, 2006 and 2005. Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2006 and 2005.

            Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and 2005.

            Notes to Consolidated Financial Statements.

      (2)The following exhibits are filed as part of the Form 10-KSB, and this list includes the Exhibit Index:

      No.   Exhibits
      ---   --------------------------------------------------------------------
      3.1   Federal Stock Charter of Minden Bancorp, Inc.*

      3.2   Bylaws, as amended, of Minden Bancorp, Inc.

      4     Form of Stock Certificate of Minden Bancorp, Inc.*

      10.1  2003 Stock Option Plan** (1)

      10.2  2003 Recognition and Retention Plan and Trust Agreement**(1)

      10.3  Supplemental  Executive  Retirement  Agreement  with A. David  Evans
            ***(1)

      10.4  Employment Agreement with A. David Evans ****(1)

      10.5 Supplemental Executive Retirement Agreement with Michael P. Burton ***(1)

      10.6 Supplemental Executive Retirement Agreement with Becky T. Harrell ***(1)

      13    Annual Report to Stockholders

      21 List of Subsidiaries (See "Item I. Business - Subsidiaries" in this Form 10-KSB)

      23    Consent of Heard, McElroy, and Vestal LLP

      31.1 Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

      32.2  Section 906 of the Sarbanes-Oxley Act of 2002.


* Incorporated herein by reference from the Company's Registration Statement on Form SB-2 filed with the SEC on March 21, 2002 (Registration No. 333-84706).

** Incorporated by reference from the Company's definitive proxy statement filed by the Company with the SEC on April 22, 2003.

*** Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 filed on March 31, 2006.

**** Incorporated by references from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on March 31, 2005.

(1)   Consists of management contract compensatory plan.


Item 14. Principal Accountant Fees and Services.
------------------------------------------------

      Incorporated by reference to "Ratification of Appointment of Independent Registered Public Accounting Firm" in the Proxy Statement.

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

                                    Date:  April 2, 2007

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Name                          Title                Date
---------------------------    -----------------------    -------------

/s/ A. David Evans             Director, President and    April 2, 2007
-----------------------        Chief Executive Officer
A. David Evans

/s/ Russell A. Adams           Director                   April 2, 2007
-----------------------
Russell A. Adams

/s/ John B. Benton, Jr.        Director                   April 2, 2007
-----------------------
John B. Benton, Jr.


-----------------------
Jack E. Byrd, Jr.              Director                   April 2, 2007

/s/ John P. Collins            Director                   April 2, 2007
-----------------------
John P. Collins

/s/ Michael S. Harper          Director                   April 2, 2007
-----------------------
Michael S. Harper

/s/ A. Loye Jones              Director                   April 2, 2007
-----------------------
A. Loye Jones

/s/ F. Dare Lott, Jr.          Director                   April 2, 2007
-----------------------
F. Dare Lott, Jr.

           Name                         Title                 Date
---------------------------   -----------------------     -------------

/s/ Michael W. Wise           Director                    April 2, 2007
----------------------
 Michael W. Wise

/s/ R. E. Woodard, III        Director                    April 2, 2007
----------------------
R. E. Woodard, III

/s/ Becky T. Harrell          Chief Financial Officer     April 2, 2007
----------------------        and Chief Accounting
Becky T. Harrell              Officer