Form 10QSB
period 2007-03-31
MINDEN BANCORP INC
filed 2007-05-15
CIK 1169352

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

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

                    100 MBL Bank Dr., Minden, Louisiana 71055
                    -----------------------------------------
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (318) 377-0523

                  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                  Shares of common stock, par value $.01 per share, outstanding as of April 30, 2007: The registrant had 1,375,666 shares of common stock issued and outstanding, of which 800,112 shares were held by Minden Mutual Holding Company, the registrant's mutual holding company, and 575,554 shares were held by the
                  public  and   directors,   officers   and   employees  of  the
                  registrant.

                  Transitional Small business Disclosure Format (check one): Yes
                  [_] No [X]

                              Minden Bancorp, Inc.

                                   Form 10-QSB

                          Quarter Ended March 31, 2007

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:



                                                                            Page
                                                                            ----

Item 1   -   Financial Statements ...........................................  1

Item 2   -   Management's Discussion and Analysis or Plan of Operation ...... 14

Item 3   -   Controls and Procedures ........................................ 17

                           PART II - OTHER INFORMATION

Item 1   -   Legal Proceedings .............................................. 18

Item 2   -   Unregistered Sales of Equity Securities and Use of Proceeds .... 18

Item 3   -   Defaults Upon Senior Securities ................................ 19

Item 4   -   Submission of Matters to a Vote of Security Holders ............ 19

Item 5   -   Other Information .............................................. 19

Item 6   -   Exhibits ....................................................... 19

Signatures    ............................................................... 20

Exhibits      ............................................................... 21

                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                      MINDEN BANCORP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                MARCH 31, 2007 (UNAUDITED) AND DECEMBER 31, 2006

           ASSETS
           ------
                                                                       March       December
                                                                     31, 2007      31, 2006
                                                                     ---------    ---------
                                                                 (in thousands except share data)

Cash and noninterest-bearing deposits                                $   2,554    $   2,131
Interest-bearing demand deposits                                           695          314
Federal funds sold                                                       1,000            0
                                                                     ---------    ---------
      Total cash and cash equivalents                                    4,249        2,445

Investment securities:
    Securities held-to-maturity (estimated market value of $885 at         887        1,108
    March 31, 2007 and $1,106 at December 31, 2006)
    Securities available-for-sale, at estimated market value            27,399       28,211
First National Bankers Bank stock, at cost                                 210          210
Federal Home Loan Bank stock, at cost                                      926        1,216
Loans, net of allowance for loan losses                                 78,221       74,963
Accrued interest receivable                                                615          628
Premises and equipment, net                                              7,057        6,343
Other assets                                                               884          842
                                                                     ---------    ---------

Total assets                                                         $ 120,448    $ 115,966
                                                                     =========    =========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Liabilities:
------------
   Deposits:
      Noninterest-bearing                                            $   8,457    $   7,346
      Interest-bearing                                                  71,536       68,177
                                                                     ---------    ---------
           Total deposits                                               79,993       75,523
   Accrued dividends on savings                                            647          480
   Deferred federal income taxes                                           482          404
   Federal Home Loan Bank advances                                      18,500       19,000
   Other liabilities                                                       475          399
                                                                     ---------    ---------
         Total liabilities                                             100,097       95,806


     See accompanying notes to unaudited consolidated financial statements.



Stockholders' equity:
---------------------
   Preferred stock-$.01 par value 1,000,000 shares authorized-none
        issued-no rights / preferences set by board                         --           --
   Common stock, par value $.01; 4,000,000 shares authorized;
      1,454,750 shares issued and 1,375,666 outstanding as of
        March 31, 2007 and 1,376,666 outstanding as of
         December 31, 2006                                                  15           15
   Additional paid-in capital                                           16,377       16,364
   Retained earnings                                                     5,664        5,419
   Treasury stock, at cost (79,084 shares at March 31, 2007 and
      78,084 shares at December 31, 2006)                               (1,623)      (1,601)
   Accumulated other comprehensive income                                  224          282
                                                                     ---------    ---------
                                                                        20,657       20,479

   Unallocated common stock held by ESOP (32,733 as of
      March 31, 2007 and 34,042 at December 31, 2006)                     (306)        (319)
                                                                     ---------    ---------
           Total stockholders' equity                                   20,351       20,160
                                                                     ---------    ---------

   Total liabilities and stockholders' equity                        $ 120,448    $ 115,966
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

                      MINDEN BANCORP, INC. AND SUBSIDIARIES
                      -------------------------------------

                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
               --------------------------------------------------

                                    UNAUDITED
                                    ---------
                                                       Three months Ended
                                                       ------------------
                                                     March 31,     March 31,
                                                     ---------     ---------
                                                       2007          2006
                                                       ----          ----
                                                (in thousands except share data)

Interest and dividend income:
-----------------------------
   Loans, including fees                            $    1,539   $    1,399
   Investments-taxable:
      Securities                                           133          108
      Mortgage-backed securities                           231          230
   Dividends-FHLMC/FHLB                                     21           19
   Other                                                    13           19
                                                    ----------   ----------
      Total interest and dividend income                 1,937        1,775

Interest expense:
-----------------
   Interest-bearing deposits                               640          474
   Interest on borrowed funds                              235          225
                                                    ----------   ----------
      Total interest expense                               875          699
                                                    ----------   ----------

      Net interest income                                1,062        1,076

   Provision for loan losses                                15           15
                                                    ----------   ----------
   Net interest income after provision for
     loan losses                                         1,047        1,061

Other operating income:
-----------------------
   Customer service fees                                   155           91
   Gain on sale of assets                                    0          103
   Other Income                                             81           78
                                                    ----------   ----------
      Total other operating income                         236          272

Other operating expenses:
-------------------------
   Salaries and benefits                                   455          385
   Office occupancy expense                                121          112
   Professional fees and supervisory                        56           43
   SAIF insurance premium                                    2            2
   Other general and administrative                        202          214
                                                    ----------   ----------
        Total other operating expenses                     836          756
                                                    ----------   ----------

     See accompanying notes to unaudited consolidated financial statements.

Income before income taxes                                 447          577
--------------------------

Income tax expense                                         150          196
------------------                                  ----------   ----------

Net income                                          $      297   $      381
----------                                          ==========   ==========

Earnings per share                                  $     0.22   $     0.29
Earnings per share fully diluted                    $     0.21   $     0.27


     See accompanying notes to unaudited consolidated financial statements.

                      MINDEN BANCORP, INC. AND SUBSIDIARIES
                      -------------------------------------

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------

                    FOR THE THREE MONTHS ENDED MARCH 31, 2007
                    -----------------------------------------

                                    UNAUDITED
                                    ---------

                                                                      Additional                  Other
                                                                      ----------                  -----
                                                          Common       Paid-In     Retained        Comp.     Treasury
                                                          ------       -------     --------        -----     --------
                                                           Stock       Capital     Earnings       Income       Stock        Total
                                                           -----       -------     --------       ------       -----        -----
                                                                                      (in thousands)

Balance January 1, 2007                                  $      15   $   16,364   $    5,419    $      282   $  (1,601)   $  20,479
-----------------------

Net income                                                                               297                                    297
   Dividends                                                                             (52)                                   (52)
   Treasury stock                                                            --                                    (22)         (22)
Amortization of awards under
management recognition and
retention plan                                                               13                                                  13
Change in net unrealized gain (loss) on securities
available for sale, net of tax effect of ($30)                                           (58)          (58)                     (58)
                                                                                  ----------
   Total comprehensive income                                                            239
                                                         ---------   ----------   ==========    ----------   ---------    ---------

Balance March 31, 2007                                   $      15   $   16,377   $    5,664    $      224   $  (1,623)   $  20,657
----------------------                                   =========   ==========   ==========    ==========   =========    =========



     See accompanying notes to unaudited consolidated financial statements.

                      MINDEN BANCORP, INC. AND SUBSIDIARIES
                      -------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
               --------------------------------------------------

                                    UNAUDITED
                                    ---------

                                                                March 31,     March 31,
                                                                  2007          2006
                                                               ----------    ----------
                                                                   (in thousands)

Cash flows from operating activities:
-------------------------------------
   Net income                                                  $      297    $      381
   Adjustments to reconcile net income to net cash
     provided by operating activities:
         Provision for loan losses                                     15            15
         Depreciation and amortization                                 44            52
         Deferred income taxes                                         13            25
         Stock dividends                                              (17)          (12)
         Stock awards RRP & ESOP                                       13            13
          Gain on sale of assets                                       --          (103)
          Other                                                       (48)            4
         Decrease in prepaid expenses and accrued income               13            (4)
         Increase in dividends payable and other liabilities          350           253
                                                               ----------    ----------
            Net cash provided by operating activities                 680           624

Cash flows from investing activities:
-------------------------------------
Activity in available for sale securities:
   Maturities, prepayments, calls, and sales                        1,554         1,661
   Purchases                                                         (830)       (2,778)
Activity in held to maturity securities:                               --
   Maturities, prepayments and calls                                  221            28
   Purchases
Net increase in loans                                              (3,273)       (4,219)
Net increase in premises and equipment                               (752)         (120)
Purchase of Insurance Agency                                           --          (308)
Decrease in FHLB Stock                                                307            --
                                                               ----------    ----------
          Net cash used by investing activities                    (2,773)       (5,736)

Cash flows from financing activities:
   Net increase (decrease) in deposits                              4,471         3,659
   Net increase in FHLB advances                                     (500)          (75)


     See accompanying notes to unaudited consolidated financial statements.


   Purchase of treasury stock and RRP shares-net                      (22)          (52)
   Dividends paid                                                     (52)          (46)
                                                               ----------    ----------
        Net cash provided by financing activities                   3,897         3,486
                                                               ----------    ----------

Net decrease in cash and cash equivalents                           1,804        (1,626)
-----------------------------------------

Cash and cash equivalents at January 1                              2,445         4,032
--------------------------------------                         ----------    ----------

Cash and cash equivalents at March 31                          $    4,249    $    2,406
-------------------------------------                          ==========    ==========



     See accompanying notes to unaudited consolidated financial statements.

                      MINDEN BANCORP, INC. AND SUBSIDIARIES
                      -------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2007
               --------------------------------------------------

                                    UNAUDITED
                                    ---------

                                                    March 31, 2007    March 31, 2006
                                                    --------------    --------------
                                                             (in thousands)

Supplemental disclosures:
   Interest paid on deposits and borrowed funds           $ 708          $ 597
   Income taxes paid                                         54            -0-

      Noncash investing and financing activities:
         (Decrease) in unrealized gain on securities
            available for sale                            ($ 88)         $(195)











     See accompanying notes to unaudited consolidated financial statements.

                      MINDEN BANCORP, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                 MARCH 31, 2007
                                 --------------


1.    Presentation of Interim Information
      -----------------------------------
      On December 11, 2001, the Board of Directors of MBL Bank (the "Bank" - formerly known as Minden Building and Loan Association), a Louisiana-chartered thrift, adopted a plan of reorganization pursuant to which the MBL Bank would convert to stock form and became a wholly owned subsidiary of Minden Bancorp, Inc. (the "Company"). In connection with the reorganization, the Company became a majority owned (55%) subsidiary of Minden Mutual Holding Company. The reorganization was consummated on July 2, 2002. The Bank formed Minden Services, Inc. as a wholly owned subsidiary during 2005. Minden Services, Inc.'s sole purpose is to hold real estate for the Bank to use for further expansion. The Company finalized the purchase of Woodard Walker Insurance Agency, Inc. (the Agency) in January of 2006. The unaudited consolidated financial statements include the Company and its wholly owned subsidiaries, the Bank and its wholly owned subsidiary Minden Services, Inc., and Woodard Walker Insurance Agency, Inc. The financial information at December 31, 2006 was obtained from the Company's consolidated audited financial statements. All intercompany transactions have been eliminated in consolidation. The Company's significant assets are its investment in the Bank and the Agency, its loan to the Company's employee stock ownership plan (ESOP) and the remainder of the net offering proceeds retained by the Company.

      In the opinion of the management of the Company and the Bank, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the consolidated financial position as of March 31, 2007 and December 31, 2006, and the consolidated results of operations and cash flows for the three months ended March 31, 2007 and 2006, and the consolidated statement of stockholders' equity for the three months ended March 31, 2007. Interim results are not necessarily indicative of results for a full year.

      The unaudited financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the year ended December 31, 2006 set forth in the Company Annual Report to stockholders for such year ("Annual Report").

2.    Summary of Significant Accounting Policies
      ------------------------------------------
      The Bank is a stock building and loan association. The Bank accepts customer demand, savings, and time deposits and provides residential mortgages, consumer and business loans to consumers. The Bank is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

2.    Summary of Significant Accounting Policies     (Continued)
      ------------------------------------------

      The Company's only significant assets and business activity are its investment in the Bank and the Agency, loan to the ESOP and remainder of the net offering proceeds.

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

      Significant Group Concentrations of Credit Risk. Most of the Bank's activities are with customers located within Webster Parish, Louisiana.
      Note 3 summarizes the types of loans included in the Bank's loan portfolio. The Bank does not have any significant concentrations to any one industry or customer.

      Earnings per share (EPS). EPS is calculated based upon 1,375,666 shares (outstanding stock less ESOP shares not released and RRP shares not earned). Fully diluted EPS is based upon the treasury stock method for the stock options.

3.    Loans and Allowance for Loan Losses
      -----------------------------------
      The loan portfolio at March 31, 2007 and December 31, 2006, is as follows (in thousands):

                                                              2007       2006
                                                            --------   --------
      First mortgage conventional loans:
         Secured by one-to-four-family residences           $ 41,652   $ 40,576
      Commercial real estate                                  13,424     13,184
      Commercial, other than real estate                      12,593     10,609
      Consumer loans (including overdrafts of $40 and $89)     7,300      6,731
      Consumer loans secured by deposits                       1,393      1,409
      Construction loans                                       7,406      7,393
                                                            --------   --------
                      Total                                   83,768     79,902
      Less:Allowance for loan losses                            (907)      (901)
                 Unfunded construction loan commitments       (4,640)    (4,038)
                                                            --------   --------
                      Loans, net                            $ 78,221   $ 74,963
                                                            ========   ========

3.    Loans and Allowance for Loan Losses   (Continued)
      -----------------------------------

      Changes in the allowance for loan losses are summarized as follows:

           Balance, January 1, 2007 and January 1, 2006           $ 901   $ 837
           Provision for loan losses                                 15      95
           Loans charged off-net of recoveries                       (9)    (31)
                                                                  -----   -----

           Balance, March 31, 2007 and December 31, 2006          $ 907   $ 901
                                                                  =====   =====

      The Bank charges a flat rate for the origination or assumption of a loan. These fees are designed to offset direct loan origination costs and the net amount, if material, is deferred and amortized, as required by SFAS 91.

      MBL Bank's lending activity is concentrated within Webster Parish, Louisiana. The majority of loans extended in this lending area are for one-to-four family dwelling units; however, the Bank is expanding its lending activities to commercial real estate, commercial business and consumer loans. See above for detail. The Bank requires collateral sufficient in value to cover the principal amount of the loan. Such collateral is evidenced by mortgages on property held and readily accessible to the Bank.

4.    Accrued Interest Receivable
      ---------------------------
      Accrued interest receivable at March 31, 2007 and December 31, 2006 consists of the following (in thousands):

                                                          2007   2006
                                                          ----   ----

      Loans                                               $496   $503
      Mortgage-backed securities                           111    115
      Investment securities and other                        8     10
                                                          ----   ----
                      Total accrued interest receivable   $615   $628
                                                          ====   ====

5.    Premises and Equipment
      ----------------------
      Premises and equipment at March 31, 2007 and December 31, 2006 are summarized as follows (in thousands):

      Land and buildings                       $ 7,346    $ 6,599
      Furniture, fixtures and equipment            653        650
                                               -------    -------
                  Total                          7,999      7,249
      Less-accumulated depreciation               (942)      (906)
                                               -------    -------
                  Net premises and equipment   $ 7,057    $ 6,343
                                               =======    =======

      Included in land and buildings is $923 (in thousands) of land and construction costs related to the Homer Road property. MBL Bank built a new main office, which was completed and opened March 19, 2007. The total cost of the project was approximately 4.0 million.

6.    Deposits
      --------
      Deposits as of March 31, 2007 and December 31, 2006 are summarized as follows (in thousands):

      Demand deposit accounts (including official
           checks of $597 in 2007 and $383 in 2006)   $15,779   $13,766
      Savings                                          11,176    10,657

      Certificate of deposits:
           2.00% - 2.99%                                   --        78
           3.00% - 3.99%                                4,117     6,061
           4.00% - 4.99%                               29,638    33,840
           5.00% - 5.99%                               19,283    11,121
                                                      -------   -------
             Total certificates of deposits            53,038    51,100
                                                      -------   -------
                      Total deposits                  $79,993   $75,523
                                                      =======   =======

7.    Pension Plan
      ------------
      MBL Bank has adopted a 401(k) retirement plan, covering all full-time employees based upon a year of service. The plan provides for a 2% discretionary employer contribution (based upon compensation) with a match of the employees' contribution up to 6% based upon Board approval. Plan contributions (in thousands) for the three months ended March 31, 2007 and March 31, 2006 were $12 each year.

8.    Commitments and Contingencies
      -----------------------------
      In the ordinary course of business, MBL Bank has outstanding commitments on which management does not anticipate losses. They include, among other things, commitments to extend credit and letters of credit undertaken in the normal course of business. As of March 31, 2007, MBL Bank had $20.2 million of loan commitments and lines of credit outstanding, including loans in process.

      When entered into, these commitments represent off-balance sheet risk to MBL Bank, with the contractual notional amount representing the Bank's exposure to credit loss in the event of nonperformance by the other party to the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. They generally have fixed expiration dates and require payment of a fee. Since many commitments are expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements. MBL Bank evaluates each customer's creditworthiness on a case-by-case basis, and obtains an amount of collateral it deems sufficient.

9.    Employee Stock Ownership Plan (ESOP)
      -----------------------------------
      The Company established an employee stock ownership plan (the "ESOP") in connection with the conversion and loaned (in thousands) the ESOP $524 to purchase 52,371 shares of common stock (3.8% of the outstanding shares of the Company as of March 31, 2007).

      ------------------------------------
      The loan is payable over ten years at (in thousands) $66 per year ($16.5 per quarter) including interest. At March 31, 2007, (in thousands) $306 remained contractually due on the loan. As required by accounting standards, the unreleased shares are not included in the calculation of EPS and the loan receivable is shown as a reduction in stockholders' equity. Compensation (in thousands) under the ESOP for the period ended March 31, 2007 was $16.5 and included in salaries and benefits. As the note is paid, the shares are released and allocated to the accounts of the participants in the ESOP. As of March 31, 2007, 19,638 of those shares have been released from the ESOP.

10.   Stock Based Benefit Plans
      -------------------------
      The Company established the 2003 Recognition and Retention Plan and Trust Agreement ("RRP"), which is a stock-based incentive plan. The RRP was approved by the shareholders at the Company's annual meeting held May 15, 2003.

      The Company authorized 26,186 shares of the Company's common stock to be awarded under the RRP. The Company purchased the 26,186 shares in open market transactions to fund the RRP as of December 31, 2004. Shares subject to awards under the RRP shares vest at 20% per year under the plan. As of March 31, 2007, awards covering 18,854 shares had been made and 11,104 shares have been issued. As a result, expense for this plan is being amortized over a 60-month period and is based upon the market value of the Company's stock as of the date of the awards, which was $15.375 with respect to all the currently outstanding awards. Compensation (in thousands) under the RRP for the three months ended March 31, 2007 and March 31, 2006 was $13 each year and was included in salaries and benefits each year.

      The Company established the 2003 Stock Option Plan (the "Option Plan") under which 65,464 shares of Company stock are reserved for the grant of stock options to directors, officers and employees. The Option Plan provides for vesting to participants at 20% per year. The options expire in ten years from the date of grant. The exercise price of the options is equal to the fair market value of the common stock on the grant date, which was $15.375 with respect to all the currently outstanding options. Options covering 49,080 shares were outstanding as of March 31, 2007. A total of 27,526 options were exercisable as of March 31, 2007.

      The Company's Compensation Committee of the Board of Directors oversees the RRP and the Option Plan.

      On January 1, 2006, the Company adopted SFAS No. 123(R) (revised 2004), "Share-Based Payment." Statement 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board
      (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. Prior to January 1, 2006, the Company accounted for stock options using APB Opinion No. 25 and included disclosures of pro forma net income and

      -------------------------

      earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been used. The Company elected the modified prospective transition method for adopting SFAS No. 123(R) effective January 1, 2006. Under SFAS No. 123(R), all forms of share-based payments to employees, including stock options, are treated the same as other forms of compensation by recognizing the related cost in the income statement. The provisions apply to all awards granted after the required effective date including existing awards not vested, or which are modified, repurchased, or canceled after that date.

      As of January 1, 2006, the Company began to expense these grants as required by SFAS No. 123(R). Stock-based employee compensation cost pertaining to stock options is reflected in net income with the fair value of each option being estimated as of the date of grant using the Black-Scholes option valuation model. The Black-Scholes model incorporates variable assumptions, which include: the expected volatility, which is based on the historical volatility of the Company's traded stock and peer group comparisons; the expected term calculated using the simplified method permitted by SAB No. 107, "Share-based payments," the expected dividend yield based on historical patterns and peer group performance; and the risk free rate, based on the U.S. Treasury yield curve at the time of the grant corresponding to the expected term. The Company used historical data to estimate option exercise and employee terminations withing the valuation model. The impact of adopting FAS 123R was a net charge to net income of $40,900 in 2006 based upon the current options outstanding. The fair value of Company options at the date of grant was estimated using the Black-Scholes option-pricing model with assumptions as follows: volatility, 30.07%, risk free interest rate, 3.53%, dividend yield, 1.0% and weighted-average expected life of the options, 10 years.


11.   Supplemental Retirement Benefit Plan
      ------------------------------------

      The  Association has  established a supplemental  retirement  benefit plan
      (Plan) for certain (three) key executives. The Plan provides for monthly retirement benefits in the amount of $5,000 per month for ten years from the date they retire for the executive group as a whole. As of March 31, 2007, a liability of $54 (in thousands) was accrued for the Plan.

Item 2 - Management's Discussion and Analysis or Plan of Operation.

General

      The following discussion compares the consolidated financial condition of the Company and its wholly owned subsidiary, MBL Bank, at March 31, 2007 and December 31, 2006, and the results of operations for the three months ended March 31, 2007 with the same periods in 2006. Currently the business and management of the Company is primarily the business and management of the Bank. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

      The Company is the holding company for the Bank and the Agency. The Company finalized the purchase of Woodard Walker Insurance Agency, Inc. (the Agency) in January 2006. The purchase price (in thousands) was $370 being paid $300 in cash and $70 being placed in an escrow account and being earned and paid out over a five year term based upon earning targets. This is considered a related party transaction as a director owned approximately 20% of the agency purchased. The Agency has total assets (in thousands) of $153 and liabilities (in thousands) of $85 at March 31, 2007. Total revenue for the Agency (in thousands) was $81 and is included in other income, and total expenses (in thousands) of $79, which are included in other general and administrative expenses in the consolidated income statement as of March 31, 2007. Substantially all of the Company's assets are currently held in, and its operations are conducted through, its subsidiary, MBL Bank. The Company's business consists primarily of attracting deposits from the general public and using such deposits to make loans for the purchase and construction of residential properties. The Company also originates commercial loans and various types of consumer loans.

      The Company is a federal corporation organized for the purpose of being a unitary holding company of MBL Bank. In connection with the consummation of the reorganization of MBL Bank on July 2, 2002, the Company acquired all of the capital stock of MBL Bank in exchange for 50% of the net proceeds from the offering of the Company's common stock. The Company issued approximately 45% of its common stock to persons who submitted orders in the offering. Minden Mutual Holding Company owns the remaining approximately 58% of the Company's outstanding common stock at March 31, 2007. The significant assets of the Company are the capital stock of MBL Bank and the Agency, the Company's loan to the ESOP, and the remainder of the net offering proceeds retained by the Company.

Changes in Financial Condition

      Total assets increased by $4.5 million or 3.9% from December 31, 2006 to March 31, 2007. The increase was primarily due to a $3.3 million or 4.3% increase in the Company's net loan portfolio and a $1.8 million or 73.8% increase in cash and cash equivalents.

      The $3.3 million increase in the Company's net loan portfolio was primarily due to a $1.1 million or 2.7% increase in one-to-four family residential loans, a $240,000 or 1.8% increase in commercial real estate loans, a $2.0 million or 18.7% increase in commercial loans other than real estate, a $569,000 or 8.5% increase in consumer loans, a $13,000 or .18% increase in construction loans, and a $16,000 or 1.1% decrease in loans secured by deposits. The Company continues to emphasize originations of higher yielding commercial loans.

      Deposits increased by $4.5 million or 5.9% during the period from December 31, 2006 to March 31, 2007. The increase was due to a $3.4 million or 4.9% increase in interest bearing deposits and a $1.1 million or 15.1% increase in non-interest bearing deposits.

      The Company's total classified assets for regulatory purposes at March 31, 2007 amounted to $546,000 all of which were classified as substandard. The classified assets at March 31, 2007, consisted of eleven mortgage loans, and ten consumer loans.

      Total stockholders' equity increased by $191,000 or .9% in the first three months of 2007. The increase was due to a net income of $297,000, which was offset partially by $22,000 repurchase of stock and a $58,000 reduction in unrealized gain on investment securities. Stockholder's equity at March 31, 2007 totaled $20.4 million compared to equity of $20.2 million at December 31, 2006.


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

      Net income decreased by $84,000 or 22.0% for the quarter ended March 31, 2007 compared to quarter ending March 31, 2006. The decrease was due primarily to a $36,000 or 13.2% decrease in other operating income, an $80,000 or 10.6% increase in other operating expenses offset by a $46,000 or 23.5% decrease in income tax expense and a $14,000 or 1.3% decrease in net interest income. The income and expenses of the Agency are included in the totals.

      Net interest income decreased $14,000 or 1.3% for the quarter ended March 31, 2007. The yield on earning assets was 1.82% for the period ending March 31, 2007, compared to 1.66% for the period ending March 31, 2006. Interest expense for the three months ended March 31, 2007 was .99% compared to .66% for the period ended March 31, 2006. The increase was primarily due to higher rates and increased balances on interest-bearing balances and borrowed funds.

      There was a $15,000 provision for loan losses made for both periods endeding March 31, 2007 and March 31, 2006. At March 31, 2007, the Company's nonaccruing loans amounted to $23,000, which consisted of one mortgage loan and one consumer loan. The allowance for loan losses amounted to $907,000 at March 31, 2007, representing 1.15% of the total loans held in the portfolio and 3,943.5% of the total nonaccruing loans at such date.

      Other operating income decreased $36,000 or 13.2% for the three months ending March 31, 2007 over comparable quarter. The decrease was due primarily to a $103,000 gain on sale of assets in the first quarter of 2006 offset by an increase of $64,000 or 70.3% increase in customer service fees.

      Other operating expenses increased by $80,000 or 10.6% for the three months ended March 31, 2007. The increase was due primarily to a $70,000 or 18.2% increase in salaries and benefits, a $9,000 or 8.0% increase in office expenses, a $13,000 or 30.2% increase in professional and supervisory fees partially offset by a decrease of $12,000 or 5.6% in other expenses.

      Income tax expense for the quarter ending March 31, 2007 compared to that of the quarter ending March 31, 2006 decreased $46,000 or 23.5% due to lower net income before taxes.

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

      MBL Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively. At March 31, 2007, the Bank exceeded each of its capital requirements with ratios of 15.56%, 15.56% and 28.05%, respectively.

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

                              Minden Bancorp, Inc.
                                   Form 10-QSB
                          Quarter Ended March 31, 2007

                           PART II - OTHER INFORMATION

Item 1 -   Legal Proceedings:

              There are no matters required to be reported under this item.

Item 2 -   Unregistered Sales of Equity Securities and Use of Proceeds

              (a)-(b) Not applicable.

                (c) The following table contains information about the Company's purchases of equity securities pursuant to its stock repurchase plans during the quarter ended March 31, 2007.

                                                          Total Number of
                                                              Shares
                                                           Purchased as        Maximum Number
                                 Total                   Part of Publicly    of Shares that May
                               Number of      Average       Announced        Yet Be Purchased
                                Shares       Price Paid      Plans or        Under the Plans or
       Period                  Purchased      per Share      Programs             Programs
-----------------------------------------------------------------------------------------------
January 1-31, 2007                                                                18,389

February 1-28, 2007                                                               18,389

March 1-31, 2007                 1,000               $22        1,000             17,389

Total                            1,000               $22        1,000             17,389
                                ======            ======       ======             ======

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

      A total of 26,186 shares have been purchased for the Recognition Plan and 81,889 shares have been purchased under the repurchase programs with 17,389 shares remaining to be repurchased at March 31, 2007 under the third stock repurchase program.

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


                                        MINDEN BANCORP, INC.


Date:      May 15, 2007                 /s/ A. David Evans
                                        ------------------
                                        A. David Evans
                                        President and Chief Executive Officer


Date:      May 15, 2007                 /s/ Becky T. Harrell
                                        --------------------
                                        Becky T. Harrell
                                        Chief Financial Officer and Treasurer