Form 10QSB
period 2007-06-30
MINDEN BANCORP INC
filed 2007-08-14
CIK 1169352

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

                  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

                  Shares of common stock, par value $.01 per share, outstanding as of July 31, 2007: The registrant had 1,375,666 shares of common stock issued and outstanding, of which 800,112 shares were held by Minden Mutual Holding Company, the registrant's mutual holding company, and 575,554 shares were held by the
                  public  and   directors,   officers   and   employees  of  the
                  registrant.

                  Transitional Small business Disclosure Format (check one):
                  Yes [_]      No [X]

                              Minden Bancorp, Inc.

                                   Form 10-QSB

                           Quarter Ended June 30, 2007

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:



                                                                            Page
                                                                            ----

Item 1   -   Financial Statements ............................................ 1

Item 2   -   Management's Discussion and Analysis or Plan of Operation .......14

Item 3   -   Controls and Procedures .........................................18

                           PART II - OTHER INFORMATION

Item 1   -   Legal Proceedings ...............................................19

Item 2   -   Unregistered Sales of Equity Securities and Use of Proceeds .....19

Item 3   -   Defaults Upon Senior Securities .................................20

Item 4   -   Submission of Matters to a Vote of Security Holders .............20

Item 5   -   Other Information ...............................................20

Item 6   -   Exhibits ........................................................20

Signatures   .................................................................21

Exhibits     .................................................................22

                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                      MINDEN BANCORP, INC. AND SUBSIDIARIES
                      -------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                 JUNE 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006
                 -----------------------------------------------

           ASSETS
           ------
                                                                         June          December
                                                                       30, 2007        31, 2006
                                                                     ------------    ------------
                                                                   (in thousands except share data)
Cash and noninterest-bearing deposits                                $      2,903    $      2,131
Interest-bearing demand deposits                                              491             314
Federal funds sold                                                            700               0
                                                                     ------------    ------------
      Total cash and cash equivalents                                       4,094           2,445

Investment securities:
                                                                              874           1,108
    Securities held-to-maturity (estimated market value of $872 at
    June 30, 2007 and $1,106 at December 31, 2006)
    Securities available-for-sale, at estimated market value               26,695          28,211
First National Bankers Bank stock, at cost                                    210             210
Federal Home Loan Bank stock, at cost                                         939           1,216
Loans, net of allowance for loan losses                                    82,676          74,963
Accrued interest receivable                                                   744             628
Premises and equipment, net                                                 7,455           6,343
Other assets                                                                1,044             842
                                                                     ------------    ------------

Total assets                                                         $    124,731    $    115,966
                                                                     ============    ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Liabilities:
------------
   Deposits:
      Noninterest-bearing                                            $      8,980    $      7,346
      Interest-bearing                                                     76,384          68,177
                                                                     ------------    ------------
           Total deposits                                                  85,364          75,523
   Accrued dividends on savings                                               584             480
   Deferred federal income taxes                                              351             404
   Federal Home Loan Bank advances                                         17,300          19,000
   Other liabilities
                                                                              621             399
                                                                     ------------    ------------
         Total liabilities                                                104,220          95,806

     See accompanying notes to unaudited consolidated financial statements.

Stockholders' equity:
---------------------
   Preferred stock-$.01 par value 1,000,000 shares authorized-none
        issued-no rights / preferences set by board                            --              --
   Common stock, par value $.01; 4,000,000 shares authorized;
      1,454,750 shares issued and 1,375,666 outstanding as of
        June 30, 2007 and 1,376,666 outstanding as of
         December 31, 2006                                                     15              15
   Additional paid-in capital                                              16,390          16,364
   Retained earnings                                                        5,842           5,419
   Treasury stock, at cost (79,084 shares at June 30, 2007 and
     78,084 shares at December 31, 2006)                                   (1,623)         (1,601)
   Accumulated other comprehensive income
                                                                              180             282
                                                                     ------------    ------------
                                                                           20,804          20,479

   Unallocated common stock held by ESOP (31,424 as of
      June 30, 2007 and 34,042 at December 31, 2006)                         (293)           (319)
                                                                     ------------    ------------
           Total stockholders' equity
                                                                           20,511          20,160
                                                                     ------------    ------------

   Total liabilities and stockholders' equity                        $    124,731    $    115,966
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

                      MINDEN BANCORP, INC. AND SUBSIDIARIES
                      -------------------------------------

                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
            ---------------------------------------------------------

                                    UNAUDITED
                                    ---------

                                                 Three months          Six Months
                                                 ------------          ----------
                                                     Ended                Ended
                                                     -----                -----
                                             June 30,   June 30,   June 30,    June 30,
                                             --------   --------   --------    --------
                                               2007       2006       2007        2006
                                               ----       ----       ----        ----
                                                 (in thousands except share data)
Interest and dividend income:
-----------------------------
   Loans, including fees                     $  1,677   $  1,471   $  3,216   $  2,871
   Investments-taxable:
      Securities                                  137        116        270        224
      Mortgage-backed securities                  231        242        462        472
   Dividends-FHLMC/FHLB                            19         18         40         38
   Other                                           11         16         24         37
                                             --------   --------   --------   --------
      Total interest and dividend income        2,075      1,863      4,012      3,642

Interest expense:
-----------------
   Interest-bearing deposits                      725        518      1,365        992
   Interest on borrowed funds                     259        270        494        495
                                             --------   --------   --------   --------
      Total interest expense                      984        788      1,859      1,487
                                             --------   --------   --------   --------

      Net interest income                       1,091      1,075      2,153      2,155

   Provision for loan losses                       15         15         30         30
                                             --------   --------   --------   --------
   Net interest income after provision for
    loan losses                                 1,076      1,060      2,123      2,125

Other operating income:
-----------------------
   Customer service fees                          168         99        331        190
   Gain on sale of assets                          --          2         --        104
   Other income                                   127         80        200        157
                                             --------   --------   --------   --------
      Total other operating income                295        181        531        451

Other operating expenses:
-------------------------
   Salaries and benefits                          500        390        955        775
   Office occupancy expense                       198        124        319        236
   Professional fees and supervisory               47         42        103         85
   OFI insurance premium                            2          2          4          5
   Other general and administrative               267        210        469        424
                                             --------   --------   --------   --------
        Total other operating expenses          1,014        768      1,850      1,525
                                             --------   --------   --------   --------

     See accompanying notes to unaudited consolidated financial statements.


Income before income taxes                        357        473        804      1,051
--------------------------

Income tax expense                                122        161        272        357
------------------                           --------   --------   --------   --------

Net income                                   $    235   $    312   $    532   $    694
----------                                   ========   ========   ========   ========

Earnings per share                           $   0.18   $   0.24   $    .40   $    .52
Earnings per share fully diluted             $   0.17   $   0.22   $    .38   $    .49



     See accompanying notes to unaudited consolidated financial statements.

                      MINDEN BANCORP, INC. AND SUBSIDIARIES
                      -------------------------------------

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------

                     FOR THE SIX MONTHS ENDED JUNE 30, 2007
                     --------------------------------------

                                    UNAUDITED
                                    ---------

                                                         Additional                   Other
                                                         ----------                   -----
                                             Common        Paid-In     Retained       Comp.      Treasury
                                             ------        -------     --------       -----      --------
                                              Stock        Capital     Earnings       Income       Stock         Total
                                              -----        -------     --------       ------       -----         -----
                                                                               (in thousands)
Balance January 1, 2007                     $       15   $   16,364   $    5,419    $      282   $   (1,601)   $    20,47
-----------------------
Net income                                                                   532                                      532
   Dividends                                                                (109)                                    (109)
   Treasury stock                                                --                                     (22)          (22)
Amortization of awards under management
recognition and retention plan                                   26                                                    26
Change in net unrealized gain (loss) on
securities available for sale, net of tax
effect of ($53)                                                             (102)         (102)                      (102)
                                                                      ----------
   Total comprehensive income                                                180
                                            ----------   ----------   ----------    ----------   ----------    ----------


Balance June 30, 2007                       $       15   $   16,390   $    5,842    $      180   $   (1,623)   $   20,804
---------------------                       ==========   ==========   ==========    ==========   ==========    ==========



     See accompanying notes to unaudited consolidated financial statements.

                      MINDEN BANCORP, INC. AND SUBSIDIARIES
                      -------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                 -----------------------------------------------

                                    UNAUDITED
                                    ---------

                                                                June 30,      June 30,
                                                                --------      --------
                                                                  2007          2006
                                                                  ----          ----
                                                                     (in thousands)
Cash flows from operating activities:
   Net income                                                  $      532    $      694
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                                     30            30
         Depreciation and amortization                                146            90
         Deferred income taxes                                        (53)          (43)
         Stock dividends                                              (29)          (27)
         Stock awards RRP & ESOP                                       26            26
          Gain on sale of assets                                       --          (103)
         Decrease in prepaid expenses and accrued income             (252)          121
         Increase in dividends payable and other liabilities          326           233
                                                               ----------    ----------
            Net cash provided by operating activities                 726         1,021

Cash flows from investing activities:
Activity in available for sale securities:
   Maturities, prepayments, calls, and sales                        3,162         2,981
   Purchases                                                       (1,800)       (2,778)
Activity in held to maturity securities:                                             --
   Maturities, prepayments and calls                                  234            53
   Purchases
Net increase in loans                                              (7,743)       (5,683)
Net increase in premises and equipment                             (1,247)         (796)
Purchase of Insurance Agency                                           --          (319)
Redemption of FHLB Stock                                              307            --
                                                               ----------    ----------
          Net cash used by investing activities                    (7,087)       (6,542)

Cash flows from financing activities:
   Net increase (decrease) in deposits                              9,841         2,300
   Net increase in FHLB advances                                   (1,700)        1,000
   Net increase in Fed Funds Purchased                                 --           775
   Purchase of treasury stock and RRP shares-net                      (22)          (26)
   Dividends paid                                                    (109)          (98)
                                                               ----------    ----------
        Net cash provided by financing activities                   8,010         3,951
                                                               ----------    ----------

     See accompanying notes to unaudited consolidated financial statements.

Net decrease in cash and cash equivalents                           1,649        (1,570)
-----------------------------------------                      ----------    ----------

Cash and cash equivalents at January 1                              2,445         4,032
--------------------------------------                         ----------    ----------

Cash and cash equivalents at June 30                           $    4,094    $    2,462
====================================                           ==========    ==========



     See accompanying notes to unaudited consolidated financial statements.

                      MINDEN BANCORP, INC. AND SUBSIDIARIES
                      -------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                 -----------------------------------------------

                                    UNAUDITED
                                    ---------

                                                       June 30, 2007   June 30, 2006
                                                       -------------   -------------
                                                              (in thousands)

Supplemental disclosures:
   Interest paid on deposits and borrowed funds        $      1,743    $      1,418
   Income taxes paid                                            364             355

      Noncash investing and financing activities:
         (Decrease) in unrealized gain on securities
            available for sale                         $       (156)   $       (321)





     See accompanying notes to unaudited consolidated financial statements.

                      MINDEN BANCORP, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                  JUNE 30, 2007
                                  -------------

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

      In the opinion of the management of the Company and the Bank, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the consolidated financial position as of June 30, 2007 and December 31, 2006, and the consolidated results of operations and cash flows for the six months ended June 30, 2007 and 2006, and the consolidated statement of stockholders' equity for the six months ended June 30, 2007. Interim results are not necessarily indicative of results for a full year.

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

3.    Loans and Allowance for Loan Losses
      -----------------------------------

      The loan portfolio at June 30, 2007 and December 31, 2006, is as follows (in thousands):

                                                              2007       2006
                                                            --------   --------
      First mortgage conventional loans:
         Secured by one-to-four-family residences           $ 41,180   $ 40,576
      Commercial real estate                                  15,103     13,184
      Commercial, other than real estate                      14,480     10,609
      Consumer loans (including overdrafts of $79 and $89)     7,928      6,731
      Consumer loans secured by deposits                       1,448      1,409
      Construction loans                                       7,338      7,393
                                                            --------   --------
                      Total                                   87,477     79,902
      Less:Allowance for loan losses                            (922)      (901)
                 Unfunded construction loan commitments       (3,879)    (4,038)
                                                            --------   --------
                      Loans, net                            $ 82,676   $ 74,963
                                                            ========   ========

3.    Loans and Allowance for Loan Losses   (Continued)
      -----------------------------------

      Changes in the allowance for loan losses are summarized as follows:

      Balance, January 1, 2007 and January 1, 2006   $ 901    $ 837
      Provision for loan losses                         30       95
      Loans charged off-net of recoveries               (9)     (31)
                                                     -----    -----

      Balance, June 30, 2007 and December 31, 2006   $ 922    $ 901
                                                     =====    =====

      The Bank charges a flat rate for the origination or assumption of a loan. These fees are designed to offset direct loan origination costs and the net amount, if material, is deferred and amortized, as required by SFAS 91.

      MBL Bank's lending activity is concentrated within Webster Parish, Louisiana. Loans extended in this lending area are for one-to-four family dwelling units, commercial real estate, commercial business and consumer loans. The Bank requires collateral sufficient in value to cover the principal amount of the loan. Such collateral is evidenced by mortgages on property held and readily accessible to the Bank.

4.    Accrued Interest Receivable
      ---------------------------
      Accrued interest receivable at June 30, 2007 and December 31, 2006 consists of the following (in thousands):

                                                          2007   2006
                                                          ----   ----

      Loans                                               $626   $503
      Mortgage-backed securities                           109    115
      Investment securities and other                        9     10
                                                          ----   ----
                      Total accrued interest receivable   $744   $628
                                                          ====   ====

5.    Premises and Equipment
      ----------------------
      Premises and equipment at June 30, 2007 and December 31, 2006 are summarized as follows (in thousands):

      Land and buildings                       $ 7,834    $ 6,599
      Furniture, fixtures and equipment            660        650
                                               -------    -------
                  Total                          8,494      7,249
      Less-accumulated depreciation             (1,039)      (906)
                                               -------    -------
                  Net premises and equipment   $ 7,455    $ 6,343
                                               =======    =======

      MBL Bank built a new main office, which was completed and opened March 19, 2007. The total cost of the project was approximately 4.5 million.

6.    Deposits
      --------
      Deposits as of June 30, 2007 and December 31, 2006 are summarized as follows (in thousands):

      Demand deposit accounts (including official
           checks of $540 in 2007 and $767 in 2006)   $16,670   $13,766
      Savings                                          10,546    10,657

      Certificate of deposits:
           2.00% - 2.99%                                   --        78
           3.00% - 3.99%                                2,628     6,061
           4.00% - 4.99%                               25,456    33,840
                 5.00% - 5.99%                         30,064    11,121
                                                      -------   -------
             Total certificates of deposits            58,148    51,100
                                                      -------   -------
                      Total deposits                  $85,364   $75,523
                                                      =======   =======

7.    Pension Plan
      ------------
      MBL Bank has adopted a 401(k) retirement plan, covering all full-time employees based upon a year of service. The plan provides for a 2% discretionary employer contribution (based upon compensation) with a match of the employees' contribution up to 6% based upon Board approval. Plan contributions (in thousands) for the six months ended June 30, 2007 and June 30, 2006 were $24.

8.    Commitments and Contingencies
      -----------------------------
      In the ordinary course of business, MBL Bank has outstanding commitments on which management does not anticipate losses. They include, among other things, commitments to extend credit and letters of credit undertaken in the normal course of business. As of June 30, 2007, MBL Bank had $17.2 million of loan commitments and lines of credit outstanding, including loans in process.

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

9.    Employee Stock Ownership Plan (ESOP)
      -----------------------------------
      The Company established an employee stock ownership plan (the "ESOP") in connection with the conversion and loaned (in thousands) the ESOP $524 to purchase 52,371 shares of common stock (3.8% of the outstanding shares of the Company as of June 30, 2007).

      -----------------------------------
      The loan is payable over ten years at (in thousands) $66 per year ($16.5 per quarter) including interest. At June 30, 2007, (in thousands) $293 remained contractually due on the loan. As required by accounting standards, the unreleased shares are not included in the calculation of EPS and the loan receivable is shown as a reduction in stockholders' equity. Compensation (in thousands) under the ESOP for the period ended June 30, 2007 was $33 and included in salaries and benefits. As the note is paid, the shares are released and allocated to the accounts of the participants in the ESOP. As of June 30, 2007, 20,947 of those shares have been released from the ESOP.

10.   Stock Based Benefit Plans
      -------------------------
      The Company established the 2003 Recognition and Retention Plan and Trust Agreement ("RRP"), which is a stock-based incentive plan. The RRP was approved by the shareholders at the Company's annual meeting held May 15, 2003.

      The Company authorized 26,186 shares of the Company's common stock to be awarded under the RRP. The Company purchased the 26,186 shares in open market transactions to fund the RRP as of December 31, 2004. Shares subject to awards under the RRP shares vest at 20% per year under the plan. As of June 30, 2007, awards covering 18,854 shares had been made and 14,872 shares have been issued. As a result, expense for this plan is being amortized over a 60-month period and is based upon the market value of the Company's stock as of the date of the awards, which was $15.375 with respect to all the currently outstanding awards. Compensation (in thousands) under the RRP for the six months ended June 30, 2007 and June 30, 2006 was $26 and was included in salaries and benefits.

      The Company established the 2003 Stock Option Plan (the "Option Plan") under which 65,464 shares of Company stock are reserved for the grant of stock options to directors, officers and employees. The Option Plan provides for vesting to participants at 20% per year. The options expire in ten years from the date of grant. The exercise price of the options is equal to the fair market value of the common stock on the grant date, which was $15.375 with respect to all the currently outstanding options. Options covering 49,080 shares were outstanding as of June 30, 2007. A total of 37,903 options were exercisable as of June 30, 2007.

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


11.   Supplemental Retirement Benefit Plan
      ------------------------------------
      The  Association has  established a supplemental  retirement  benefit plan
      (Plan) for certain (three) key executives. The Plan provides for monthly retirement benefits in the amount of $5,000 per month for ten years from the date they retire for the executive group as a whole. As of June 30, 2007, a liability of $62 (in thousands) was accrued for the Plan.

Item 2 - Management's Discussion and Analysis or Plan of Operation.

General

      The following discussion compares the consolidated financial condition of the Company and its wholly owned subsidiary, MBL Bank, at June 30, 2007 and December 31, 2006, and the results of operations for the three and six months ended June 30, 2007 with the same periods in 2006. Currently the business and management of the Company is primarily the business and management of the Bank. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

      The Company is the holding company for the Bank and the Agency. The Company finalized the purchase of Woodard Walker Insurance Agency, Inc. (the Agency) in January 2006. The purchase price (in thousands) was $370 being paid $300 in cash and $70 being placed in an escrow account and being earned and paid out over a five year term based upon earning targets. This is considered a related party transaction as a director owned approximately 20% of the agency purchased. The Agency has total assets (in thousands) of $143 and liabilities (in thousands) of $48 at June 30, 2007. Total revenue for the Agency (in thousands) was $115 and is included in other income, total expenses (in thousands) of $83 is included in other general and administrative expenses, and $11 of income tax expense is included in total income tax expense in the consolidated income statement as of June 30, 2007. Substantially all of the Company's assets are currently held in, and its operations are conducted through, its subsidiary, MBL Bank. The Company's business consists primarily of attracting deposits from the general public and using such deposits to make loans for the purchase and construction of residential properties. The Company also originates commercial loans and various types of consumer loans.

      The Company is a federal corporation organized for the purpose of being a unitary holding company of MBL Bank. In connection with the consummation of the reorganization of MBL Bank on July 2, 2002, the Company acquired all of the capital stock of MBL Bank in exchange for 50% of the net proceeds from the offering of the Company's common stock. The Company issued approximately 45% of its common stock to persons who submitted orders in the offering. Minden Mutual Holding Company owns the remaining approximately 58% of the Company's outstanding common stock at June 30, 2007. The significant assets of the Company are the capital stock of MBL Bank and the Agency, the Company's loan to the ESOP, and the remainder of the net offering proceeds retained by the Company.

Changes in Financial Condition

      Total assets increased by $8.8 million or 7.6% from December 31, 2006 to June 30, 2007. The increase was primarily due to a $7.7 million or 10.3% increase in the Company's net loan portfolio, a $1.6 million or 67.4% increase in cash and cash equivalents, a $1.1 million or 17.5% increase in net premises and equipment and a $202,000 or 24.0% increase in other assets offset by a $1.8 million or 6.0% decrease in investments and securities and a $277,000 or 22.8% decrease in FHLB stock.

      The $7.7 million increase in the Company's net loan portfolio was primarily due to a $3.9 million or 36.5% increase in commercial loans other than real estate, a $1.9 million or 14.6% increase in commercial real estate loans, a $1.2 million or 17.8% increase in consumer loans, a $604,000 or 1.5% increase in one-to-four family residential loans and a $39,000 or 2.8% increase in loans secured by deposits offset by a $55,000 or .74% decrease in construction loans. The Company continues to emphasize originations of higher yielding commercial loans.

      Deposits increased by $9.8 million or 13.0% during the period from December 31, 2006 to June 30, 2007. The increase was due to a $6.2 million or 9.1% increase in interest bearing deposits and a $3.6 million or 49.3% increase in non-interest bearing deposits.

      The Company's total classified assets for regulatory purposes at June 30, 2007 amounted to $672,000 all of which were classified as substandard. The classified assets at June 30, 2007, consisted of 11 mortgage loans, 19 consumer loans, and 1 commercial loan.

      Total stockholders' equity increased by $351,000 or 1.7% in the first six months of 2007. The increase was due to a net income of $532,000, which was offset partially by $22,000 repurchase of stock, a $102,000 reduction in unrealized gain on investment securities and $109,000 paid out in dividends. Stockholder's equity at June 30, 2007 totaled $20.5 million compared to equity of $20.2 million at December 31, 2006.


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

      Net income decreased by $77,000 or 24.7% for the quarter ended June 30, 2007 compared to the quarter ending June 30, 2006 and decreased $162,000 or 23.3% for the six months ending June 30, 2007 over the comparable period in 2006. The decrease in net income for the quarter was due primarily to a $246,000 or 32.0% increase in other operating expenses offset by a $114,000 or 63.0% increase in other operating income, a $39,000 or 24.2% decrease in income tax expense and a $16,000 or 1.5% increase in net interest income. The decrease for the six months ending June 30, 2007 over the comparable period 2006 was due primarily to a $325,000 or 21.3% increase in other operating expenses and a $2,000 or .09% decrease in net interest income offset by a $85,000 or 23.8% decrease in income tax expense and an $80,000 or 17.7% increase in other operating income. The income and expenses of the Agency are included in the totals.

      Net interest income increased $16,000 or 1.5% for the quarter ended June 30, 2007 and decreased $2,000 or .09% for the six months ended June 30, 2007 compared to prior year periods. The yield on earning assets was 1.85% for the six month period ending June 30, 2007, compared to 1.87% for the same period ending June 30, 2006. Interest expense for the six months ended June 30, 2007 was 1.61% compared to 1.31% for the same period ended June 30, 2006. The increase was primarily due to higher rates and increased loan demand which was partially offset by increased balances on interest-bearing deposits.

      There was a $15,000 provision for loan losses made for both periods ending June 30, 2007 and June 30, 2006. At June 30, 2007, the Company's nonaccruing loans amounted to $22,000, which consisted of one mortgage loan and one consumer loan. The allowance for loan losses amounted to $922,000 at June 30, 2007, representing 1.1% of the total loans held in the portfolio and 4,191.0% of the total nonaccruing loans at such date.

      Other operating income increased $114,000 or 63.0% for the three months ending June 30, 2007 over the same quarter ending June 30, 2006. The increase was due primarily to a $69,000 or 69.7% increase in customer service fees and a $47,000 or 58.8% increase in other income offset by a $2,000 gain on sale of assets in the first quarter of 2006. For the six month period ending June 30, 2007 other operating income increased $80,000 or 17.7% compared to the same six month period ending June 30, 2006. The increase was primarily due to a $141,000 or 74.2% increase in customer service fees and a $43,000 or 27.4% increase in other income offset by a $104,000 gain on sale of assets in the first six months of 2006.

      Other operating expenses increased by $246,000 or 32.0% for the three months ended June 30, 2007 compared to the same period ending June 30, 2006. The increase was due primarily to a $110,000 or 28.2% increase in salaries and benefits, a $74,000 or 59.7% increase in office expenses, a $57,000 or 27.1% increase in other general and administrative expenses, and a $5,000 or 11.9% increase in professional and supervisory fees. For the six month period ending June 30, 2007 other operating expenses increased $325,000 or 21.3% compared to the six month period ending June 30, 2006. The increase was due to a $180,000 or 23.2% increase in salaries and benefits, a $83,000 or 35.2% increase in office expenses, a $45,000 or 10.6% increase in other general and administrative expenses, and an $18,000 or 21.2% increase in professional and supervisory fees offset by a $1,000 or 20.0% decrease in OFI insurance expense.

      Income tax expense for the quarter ending June 30, 2007 compared to that of the quarter ending June 30, 2006 decreased $39,000 or 24.2% and decreased $85,000 or 23.8% for the six months ended June 30, 2007 compared to the same period in 2006 due to lower net income before taxes.

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

      MBL Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively. At June 30, 2007, the Bank exceeded each of its capital requirements with ratios of 15.19%, 15.19% and 26.53%, respectively.

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

                              Minden Bancorp, Inc.
                                   Form 10-QSB
                           Quarter Ended June 30, 2007

                           PART II - OTHER INFORMATION

Item 1 -   Legal Proceedings:

              There are no matters required to be reported under this item.

Item 2 -   Unregistered Sales of Equity Securities and Use of Proceeds

              (a)-(b) Not applicable.

              (c) The following table contains information about the Company's purchases of equity securities pursuant to its stock repurchase plans during the quarter ended June 30, 2007.

                                                            Total Number of
                                                                 Shares
                                                              Purchased as        Maximum Number
                                 Total                      Part of Publicly    of Shares that May
                               Number of      Average          Announced         Yet Be Purchased
                                 Shares      Price Paid         Plans or        Under the Plans or
          Period               Purchased     per Share          Programs             Programs
--------------------------------------------------------------------------------------------------
April 1-30, 2007                                            No stock
                                                            purchased in the
May 1-31, 2007                                              quarter



June 1-30, 2007
Total                                                                                  17,389


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

      A total of 26,186 shares have been purchased for the Recognition Plan and 81,889 shares have been purchased under the repurchase programs with 17,389 shares remaining to be repurchased at June 30, 2007 under the third stock repurchase program.

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


                                           MINDEN BANCORP, INC.


Date:   August 14, 2007                    /s/ A. David Evans
                                           ------------------
                                           A. David Evans
                                           President and Chief Executive Officer


Date:   August 14, 2007                    /s/ Becky T. Harrell
                                           --------------------
                                           Becky T. Harrell
                                           Chief Financial Officer and Treasurer