Form 10QSB
period 2007-09-30
MINDEN BANCORP INC
filed 2007-11-14
CIK 1169352

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

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

            Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

            Shares of common stock, par value $.01 per share, outstanding as of October 31, 2007: The registrant had 1,374,593 shares of common stock issued and outstanding, of which 800,112 shares were held by Minden Mutual Holding Company, the registrant's mutual holding company, and 574,481 shares were held by the public and directors, officers and employees of the registrant.

            Transitional  Small business  Disclosure Format (check one):
            Yes [_] No [X]

                              Minden Bancorp, Inc.

                                   Form 10-QSB

                        Quarter Ended September 30, 2007

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:


                                                                            Page
                                                                            ----

Item 1   -    Financial Statements ..........................................  1

Item 2   -    Management's Discussion and Analysis or Plan of Operation ..... 14

Item 3   -    Controls and Procedures ....................................... 18

                           PART II - OTHER INFORMATION

Item 1   -    Legal Proceedings ............................................. 19

Item 2   -    Unregistered Sales of Equity Securities and Use of Proceeds ... 19

Item 3   -    Defaults Upon Senior Securities ............................... 20

Item 4   -    Submission of Matters to a Vote of Security Holders ........... 20

Item 5   -    Other Information ............................................. 20

Item 6   -    Exhibits ...................................................... 20

Signatures    ............................................................... 21

Exhibits      ............................................................... 22

                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                      MINDEN BANCORP, INC. AND SUBSIDIARIES
                      -------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

              SEPTEMBER 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006
              ----------------------------------------------------

           ASSETS
           ------                                                      September       December
                                                                       30, 2007        31, 2006
                                                                     ------------    ------------
                                                                   (in thousands except share data)
Cash and noninterest-bearing deposits                                $      3,069    $      2,131
Interest-bearing demand deposits                                              180             314
Federal funds sold                                                            825               0
                                                                     ------------    ------------
      Total cash and cash equivalents                                       4,074           2,445

Investment securities:
    Securities held-to-maturity (estimated market value of $859 at            860           1,108
    September 30, 2007 and $1,106 at December 31, 2006)
    Securities available-for-sale, at estimated market value               25,221          28,211
First National Bankers Bank stock, at cost                                    210             210
Federal Home Loan Bank stock, at cost                                         701           1,216
Loans, net of allowance for loan losses                                    85,787          74,963
Accrued interest receivable                                                   633             628
Premises and equipment, net                                                 7,448           6,343
Other assets                                                                  929             842
                                                                     ------------    ------------

Total assets                                                         $    125,863    $    115,966
                                                                     ============    ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Liabilities:
------------
   Deposits:
      Noninterest-bearing                                            $     10,072    $      7,346
      Interest-bearing                                                     83,755          68,177
                                                                     ------------    ------------
           Total deposits                                                  93,827          75,523
   Accrued dividends on savings                                               813             480
   Deferred federal income taxes                                              358             404
   Federal Home Loan Bank advances                                          9,400          19,000
   Other liabilities
                                                                              722             399
                                                                     ------------    ------------
         Total liabilities                                                105,120          95,806

                                       1
     See accompanying notes to unaudited consolidated financial statements.


Stockholders' equity:
---------------------
   Preferred stock-$.01 par value 1,000,000 shares authorized-none
        issued-no rights / preferences set by board                            --              --
   Common stock, par value $.01; 4,000,000 shares authorized;
      1,454,750 shares issued and 1,374,593 outstanding as of
        September 30, 2007 and 1,376,666 outstanding as of
        December 31, 2006                                                      15              15
   Additional paid-in capital                                              16,403          16,364
   Retained earnings                                                        6,064           5,419
   Treasury stock, at cost (80,157 shares at September 30, 2007
        and 78,084 shares at December 31, 2006)                            (1,652)         (1,601)
   Accumulated other comprehensive income
                                                                              193             282
                                                                     ------------    ------------
                                                                           21,023          20,479

   Unallocated common stock held by ESOP (30,115 as of
      September 30, 2007 and 34,042 at December 31, 2006)                    (280)           (319)
                                                                     ------------    ------------
           Total stockholders' equity
                                                                           20,743          20,160
                                                                     ------------    ------------

   Total liabilities and stockholders' equity                        $    125,863    $    115,966
                                                                     ============    ============


                                       2
     See accompanying notes to unaudited consolidated financial statements.

                      MINDEN BANCORP, INC. AND SUBSIDIARIES
                      -------------------------------------

                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
         ---------------------------------------------------------------

                                    UNAUDITED
                                    ---------

                                               Three months         Nine Months
                                                   Ended               Ended
                                             Sept 30,  Sept 30,  Sept 30,  Sept 30,
                                             -------   -------   -------   -------
                                               2007      2006      2007      2006
                                               ----      ----      ----      ----
                                                (in thousands except share data)
Interest and dividend income:
-----------------------------
   Loans, including fees                     $ 1,764   $ 1,486   $ 4,980   $ 4,357
   Investments-taxable:
      Securities                                 142       128       412       352
      Mortgage-backed securities                 209       234       671       707
   Dividends-FHLMC/FHLB                           21        22        61        60
   Other                                          10        11        34        35
                                             -------   -------   -------   -------
      Total interest and dividend income       2,146     1,881     6,158     5,511

Interest expense:
-----------------
   Interest-bearing deposits                     818       576     2,183     1,568
   Interest on borrowed funds                    167       283       661       778
                                             -------   -------   -------   -------
      Total interest expense                     985       859     2,844     2,346
                                             -------   -------   -------   -------

      Net interest income                      1,161     1,022     3,314     3,165

   Provision for loan losses                      15        38        45        68
                                             -------   -------   -------   -------
   Net interest income after provision for
      loan losses                              1,146       984     3,269     3,097

Other operating income:
-----------------------
   Customer service fees                         159       112       482       302
   Gain on sale of assets                         --        --        --       104
   Other income                                   71        66       279       232
                                             -------   -------   -------   -------
      Total other operating income               230       178       761       638

Other operating expenses:
-------------------------
   Salaries and benefits                         507       384     1,462     1,158
   Office occupancy expense                      202       116       521       351
   Professional fees and supervisory              42        59       145       145
   OFI insurance premium                           2         2         6         7
   Other general and administrative              194       183       663       603
                                             -------   -------   -------   -------
        Total other operating expenses           947       744     2,797     2,264
                                             -------   -------   -------   -------

                                       3
     See accompanying notes to unaudited consolidated financial statements.


Income before income taxes                       429       418     1,233     1,471
--------------------------

Income tax expense                               149       143       421       500
------------------                           -------   -------   -------   -------

Net income                                   $   280   $   275   $   812   $   971
----------                                   -------   -------   -------   -------

Earnings per share                           $  0.21   $  0.21   $   .61   $   .73
Earnings per share fully diluted             $  0.20   $  0.20   $   .58   $   .69


                                       4
     See accompanying notes to unaudited consolidated financial statements.

                      MINDEN BANCORP, INC. AND SUBSIDIARIES
                      -------------------------------------

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
                  --------------------------------------------

                                    UNAUDITED
                                    ---------

                                                         Additional                   Other
                                                         ----------                   -----
                                              Common      Paid-In      Retained        Comp.      Treasury
                                              ------      -------      --------        -----      --------
                                              Stock       Capital      Earnings       Income        Stock         Total
                                              -----       -------      --------       ------        -----         -----
                                                                           (in thousands)
Balance January 1, 2007                     $       15   $   16,364   $    5,419    $      282   $   (1,601)   $   20,479
-----------------------

Net income                                                                   812                                      812
   Dividends                                                                (167)                                    (167)
   Treasury stock                                                --                                     (51)          (51)
Amortization of awards under management
recognition and retention plan                                   39                                                    39
Change in net unrealized gain (loss) on
securities available for sale, net of tax
effect of ($46)                                                              (89)          (89)                       (89
                                                                      ----------
   Total comprehensive income                                                193
                                            ----------   ----------   ==========    ----------   ----------    ----------


Balance September 30, 2007                  $       15   $   16,403   $    6,064    $      193   $   (1,652)   $   21,023
--------------------------                  ==========   ==========   ==========    ==========   ==========    ==========


                                       5
     See accompanying notes to unaudited consolidated financial statements.

                      MINDEN BANCORP, INC. AND SUBSIDIARIES
                      -------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
              -----------------------------------------------------

                                    UNAUDITED
                                    ---------

                                                               September 30,   September 30,
                                                               -------------   -------------
                                                                   2007            2006
                                                                   ----            ----
                                                                      (in thousands)
Cash flows from operating activities:
-------------------------------------
   Net income                                                  $        812    $        971
   Adjustments to reconcile net income to net cash
       provided by operating activities:
         Provision for loan losses                                       45              68
         Depreciation and amortization                                  250             177
         Deferred income taxes                                          (46)            (24)
         Stock dividends                                                (41)            (41)
         Stock awards RRP & ESOP                                         80              77
         Gain on sale of assets                                          --            (104)
         Decrease in prepaid expenses and accrued income               (340)            (14)
         Increase in dividends payable and other liabilities            928             565
                                                               ------------    ------------
            Net cash provided by operating activities                 1,688           1,675

Cash flows from investing activities:
-------------------------------------
Activity in available for sale securities:
   Maturities, prepayments, calls, and sales                          4,792           4,522
   Purchases                                                         (1,935)         (3,475)
Activity in held to maturity securities:                                 --
   Maturities, prepayments and calls                                    248             178
   Purchases
Net increase in loans                                               (10,869)         (4,717)
Net increase in premises and equipment                               (1,338)         (1,851)
Purchase of Insurance Agency                                             --            (370)
Redemption of FHLB Stock                                                557              --
                                                               ------------    ------------
          Net cash used by investing activities                      (8,545)         (5,713)

Cash flows from financing activities:
   Net  increase (decrease) in deposits                              18,304           2,305
   Net increase in FHLB advances                                     (9,600)             --
   Net increase in Fed Funds Purchased                                   --             225
   Purchase of treasury stock and RRP shares-net                        (51)            (53)
   Dividends paid                                                      (167)           (150)
                                                               ------------    ------------
        Net cash provided by financing activities                     8,486           2,327
                                                               ------------    ------------

                                       6
     See accompanying notes to unaudited consolidated financial statements.

Net decrease in cash and cash equivalents                             1,629          (1,711)
-----------------------------------------

Cash and cash equivalents at January 1                                2,445           4,032
--------------------------------------                         ------------    ------------

Cash and cash equivalents at September 30                      $      4,074    $      2,321
=========================================                      ============    ============




                                       7
     See accompanying notes to unaudited consolidated financial statements.

                      MINDEN BANCORP, INC. AND SUBSIDIARIES
                      -------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
              -----------------------------------------------------

                                    UNAUDITED
                                    ---------

                                                      Sept 30,2007     Sept 30, 2006
                                                      ------------     -------------
                                                               (in thousands)
Supplemental disclosures:
   Interest paid on deposits and borrowed funds        $      2,521    $      1,356
   Income taxes paid                                            479             432

      Noncash investing and financing activities:
         (Decrease) in unrealized gain on securities
            available for sale                         $       (136)   $       (261)






                                       8
     See accompanying notes to unaudited consolidated financial statements.

                      MINDEN BANCORP, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                               SEPTEMBER 30, 2007
                               ------------------


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

      In the opinion of the management of the Company and the Bank, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the consolidated financial position as of September 30, 2007 and December 31, 2006, and the consolidated results of operations and cash flows for the nine months ended September 30, 2007 and 2006, and the consolidated statement of stockholders' equity for the nine months ended September 30, 2007. Interim results are not necessarily indicative of results for a full year.

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

      Earnings per share (EPS). EPS is calculated based upon 1,333,164 shares (outstanding stock less ESOP shares not released and RRP shares not earned). Fully diluted EPS is based upon the treasury stock method for the stock options.

3.    Loans and Allowance for Loan Losses
      -----------------------------------
      The loan portfolio at September 30, 2007 and December 31, 2006, is as follows (in thousands):

                                                                2007       2006
                                                                ----       ----
      First mortgage conventional loans:
         Secured by one-to-four-family residences           $ 42,650   $ 40,576
      Commercial real estate                                  14,664     13,184
      Commercial, other than real estate                      14,484     10,609
      Consumer loans (including overdrafts of $35 and $89)     8,483      6,731
      Consumer loans secured by deposits                       1,814      1,409
      Construction loans                                       7,408      7,393
                                                            --------   --------
                      Total                                   89,503     79,902
      Less:   Allowance for loan losses                         (919)      (901)
              Unfunded construction loan commitments          (2,797)    (4,038)
                                                            --------   --------
                      Loans, net                            $ 85,787   $ 74,963
                                                            ========   ========

3.    Loans and Allowance for Loan Losses   (Continued)
      -----------------------------------

      Changes in the allowance for loan losses are summarized as follows:

      Balance, January 1, 2007 and January 1, 2006        $ 901    $ 837
      Provision for loan losses                              45       95
      Loans charged off-net of recoveries                   (27)     (31)
                                                          -----    -----

      Balance, September 30, 2007 and December 31, 2006   $ 919    $ 901
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

4.    Accrued Interest Receivable
      ---------------------------

      Accrued interest receivable at September 30, 2007 and December 31, 2006 consists of the following (in thousands):

                                                          2007   2006
                                                          ----   ----

      Loans                                               $529   $503
      Mortgage-backed securities                            97    115
      Investment securities and other                        7     10
                                                          ----   ----
                      Total accrued interest receivable   $633   $628
                                                          ====   ====

5.    Premises and Equipment
      ----------------------
      Premises and equipment at September 30, 2007 and December 31, 2006 are summarized as follows (in thousands):

      Land and buildings                       $ 7,923    $ 6,599
      Furniture, fixtures and equipment            662        650
                                               -------    -------
                  Total                          8,585      7,249
      Less-accumulated depreciation             (1,137)      (906)
      ----                                     -------    -------
                  Net premises and equipment   $ 7,448    $ 6,343
                                               =======    =======

      MBL Bank built a new main office, which was completed and opened March 19, 2007. The total cost of the project was approximately 4.5 million.

6.    Deposits
      --------
      Deposits as of September 30, 2007 and December 31, 2006 are summarized as follows (in thousands):

                                                           2007      2006
                                                           ----      ----
      Demand deposit accounts (including official
           checks of $1,025 in 2007 and $767 in 2006)   $20,431   $13,766
      Savings                                             9,988    10,657

      Certificate of deposits:
           2.00% - 2.99%                                     --        78
           3.00% - 3.99%                                  2,755     6,061
           4.00% - 4.99%                                 22,666    33,840
           5.00% - 5.99%                                 37,987    11,121
                                                        -------   -------
         Total certificates of deposits                  63,408    51,100
                                                        -------   -------
                      Total deposits                    $93,827   $75,523
                                                        =======   =======

7.    Pension Plan
      ------------
      MBL Bank has adopted a 401(k) retirement plan, covering all full-time employees based upon a year of service. The plan provides for a 2% discretionary employer contribution (based upon compensation) with a match of the employees' contribution up to 6% based upon Board approval. Plan contributions (in thousands) for the nine months ended September 30, 2007 and September 30, 2006 were $36.

8.    Commitments and Contingencies
      -----------------------------
      In the ordinary course of business, MBL Bank has outstanding commitments on which management does not anticipate losses. They include, among other things, commitments to extend credit and letters of credit undertaken in the normal course of business. As of September 30, 2007, MBL Bank had $16.1 million of loan commitments and lines of credit outstanding, including loans in process.

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

9.    Employee Stock Ownership Plan (ESOP)
      ------------------------------------
      The Company established an employee stock ownership plan (the "ESOP") in connection with the conversion and loaned (in thousands) the ESOP $524 to purchase 52,371 shares of common stock (3.8% of the outstanding shares of the Company as of September 30, 2007).

      -----------------------------------
      The loan is payable over ten years at (in thousands) $66 per year ($16.5 per quarter) including interest. At September 30, 2007, (in thousands) $280 remained contractually due on the loan. As required by accounting standards, the unreleased shares are not included in the calculation of EPS and the loan receivable is shown as a reduction in stockholders' equity. Compensation (in thousands) under the ESOP for the period ended September 30, 2007 was $50 and included in salaries and benefits. As the note is paid, the shares are released and allocated to the accounts of the participants in the ESOP. As of September 30, 2007, 20,947 of those shares have been released from the ESOP.

10.   Stock Based Benefit Plans
      -------------------------
      The Company established the 2003 Recognition and Retention Plan and Trust Agreement ("RRP"), which is a stock-based incentive plan. The RRP was approved by the shareholders at the Company's annual meeting held May 15, 2003.

      The Company authorized 26,186 shares of the Company's common stock to be awarded under the RRP. The Company purchased the 26,186 shares in open market transactions to fund the RRP as of December 31, 2004. Shares subject to awards under the RRP shares vest at 20% per year under the plan. As of September 30, 2007, awards covering 18,854 shares had been made and 14,872 shares have been issued. As a result, expense for this plan is being amortized over a 60-month period and is based upon the market value of the Company's stock as of the date of the awards, which was $15.375 with respect to all the currently outstanding awards.
      Compensation (in thousands) under the RRP for the nine months ended September 30, 2007 and September 30, 2006 was $40 and was included in salaries and benefits.

      The Company established the 2003 Stock Option Plan (the "Option Plan") under which 65,464 shares of Company stock are reserved for the grant of stock options to directors, officers and employees. The Option Plan provides for vesting to participants at 20% per year. The options expire in ten years from the date of grant. The exercise price of the options is equal to the fair market value of the common stock on the grant date, which was $15.375 with respect to all the currently outstanding options. Options covering 48,280 shares were outstanding as of September 30, 2007. A total of 37,103 options were exercisable as of September 30, 2007.

      The Company's Compensation Committee of the Board of Directors oversees the RRP and the Option Plan.

      On January 1, 2006, the Company adopted SFAS No. 123(R) (revised 2004), "Share-Based Payment." Statement 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board
      (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) established accounting and disclosure requirements using a fair-value based method of accounting for stock-based

      -------------------------

      employee compensation plans. Prior to January 1, 2006, the Company accounted for stock options using APB Opinion No. 25 and included disclosures of pro forma net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been used. The Company elected the modified prospective transition method for adopting SFAS No. 123(R) effective January 1, 2006. Under SFAS No. 123(R), all forms of share-based payments to employees, including stock options, are treated the same as other forms of compensation by recognizing the related cost in the income statement. The provisions apply to all awards granted after the required effective date including existing awards not vested, or which are modified, repurchased, or canceled after that date.

      As of January 1, 2006, the Company began to expense these grants as required by SFAS No. 123(R). Stock-based employee compensation cost pertaining to stock options is reflected in net income with the fair value of each option being estimated as of the date of grant using the Black-Scholes option valuation model. The Black-Scholes model incorporates variable assumptions, which include: the expected volatility, which is based on the historical volatility of the Company's traded stock and peer group comparisons; the expected term calculated using the simplified method permitted by SAB No. 107, "Share-based payments," the expected dividend yield based on historical patterns and peer group performance; and the risk free rate, based on the U.S. Treasury yield curve at the time of the grant corresponding to the expected term. The Company used historical data to estimate option exercise and employee terminations within the valuation model. The impact of adopting FAS 123R was a net charge to net income of $40,900 in 2006 based upon the current options outstanding. The fair value of Company options at the date of grant was estimated using the Black-Scholes option-pricing model with assumptions as follows: volatility, 30.07%, risk free interest rate, 3.53%, dividend yield, 1.0% and weighted-average expected life of the options, 10 years.

11.   Supplemental Retirement Benefit Plan
      ------------------------------------
      The  Association has  established a supplemental  retirement  benefit plan
      (Plan) for certain (three) key executives. The Plan provides for monthly retirement benefits in the amount of $5,000 per month for ten years from the date they retire for the executive group as a whole. As of September 30, 2007, a liability of $69 (in thousands) was accrued for the Plan.

Item 2 - Management's Discussion and Analysis or Plan of Operation.

General

      The following discussion compares the consolidated financial condition of the Company and its wholly owned subsidiary, MBL Bank, at September 30, 2007 and December 31, 2006, and the results of operations for the three and nine months ended September 30, 2007 with the same periods in 2006. Currently the business and management of the Company is primarily the business and management of the Bank. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

      The Company is the holding company for the Bank and the Agency. The Company finalized the purchase of Woodard Walker Insurance Agency, Inc. (the Agency) in January 2006. The purchase price (in thousands) was $370 being paid $300 in cash and $70 being placed in an escrow account and being earned and paid out over a five year term based upon earning targets. This is considered a related party transaction as a director owned approximately 20% of the agency purchased. The Agency has total assets (in thousands) of $129 and liabilities (in thousands) of $39 at September 30, 2007. Total revenue for the Agency (in thousands) was $66 and is included in other income, total expenses (in thousands) of $76 is included in other general and administrative expenses in the consolidated income statement as of September 30, 2007. Substantially all of the Company's assets are currently held in, and its operations are conducted through, its subsidiary, MBL Bank. The Company's business consists primarily of attracting deposits from the general public and using such deposits to make loans for the purchase and construction of residential properties. The Company also originates commercial loans and various types of consumer loans.

      The Company is a federal corporation organized for the purpose of being a unitary holding company of MBL Bank. In connection with the consummation of the reorganization of MBL Bank on July 2, 2002, the Company acquired all of the capital stock of MBL Bank in exchange for 50% of the net proceeds from the offering of the Company's common stock. The Company issued approximately 45% of its common stock to persons who submitted orders in the offering. Minden Mutual Holding Company owns the remaining approximately 58% of the Company's outstanding common stock at September 30, 2007. The significant assets of the Company are the capital stock of MBL Bank and the Agency, the Company's loan to the ESOP, and the remainder of the net offering proceeds retained by the Company.

Changes in Financial Condition

      Total assets increased by $9.9 million or 8.5% from December 31, 2006 to September 30, 2007. The increase was primarily due to a $10.8 million or 14.4% increase in the Company's net loan portfolio, a $1.6 million or 66.6% increase in cash and cash equivalents, a $1.1 million or 17.4% increase in net premises and equipment and a $87,000 or 10.3% increase in other assets offset by a $3.2 million or 11.0% decrease in investments and securities and a $515,000 or 42.4% decrease in FHLB stock.

      The $10.8 million increase in the Company's net loan portfolio was primarily due to a $3.9 million or 36.5% increase in commercial loans other than real estate, a $2.1 million or 5.1% increase in one-to-four family residential loans, a $1.8 million or 26.0% increase in consumer loans, a $1.5 million or 11.2% increase in commercial real estate loans, a $405,000 or 28.7% increase in loans secured by deposits, and a $15,000 or .20% increase in construction loans. The Company continues to emphasize originations of higher yielding commercial loans.

      Deposits increased by $18.3 million or 24.2% during the period from December 31, 2006 to September 30, 2007. The increase was due to a $15.6 million or 22.9% increase in interest bearing deposits and a $2.7 million or 37.1% increase in non-interest bearing deposits.

      The Company's total classified assets for regulatory purposes at September 30, 2007 amounted to $568,000 all of which were classified as substandard. The classified assets at September, 2007, consisted of 7 mortgage loans, 20 consumer loans, and 1 commercial loan.

      Total stockholders' equity increased by $583,000 or 2.9% in the first nine months of 2007. The increase was due to a net income of $812,000, which was offset partially by a $51,000 repurchase of stock, an $89,000 reduction in unrealized gain on investment securities and $167,000 paid out in dividends. Stockholder's equity at September 30, 2007 totaled $20.7 million compared to equity of $20.2 million at December 31, 2006.


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

      Net income increased by $5,000 or 1.8% for the quarter ended September 30, 2007 compared to the quarter ending September 30, 2006 and decreased $159,000 or 16.4% for the nine months ending September 30, 2007 over the comparable period in 2006. The increase in net income for the quarter was due primarily to a $139,000 or 13.6% increase in net interest income resulting mainly from an increase in loans and a $52,000 or 29.2% increase in other operating income mainly resulting from an increase in customer service fees offset by a $203,000 or 27.3% increase in other operating expense due primarily to an increase in staffing and occupancy expenses of an additional location and a $6,000 or 4.2% increase in income tax expense. The decrease for the nine months ending September 30, 2007 over the comparable period 2006 was due primarily to a $533,000 or 23.5% increase in other operating expenses due to the increased cost of staffing and occupancy costs of an additional location offset by a $149,000 or 4.7% increase in net interest income due to an increase in loans, a $123,000 or 19.3% increase in other operating income due to an increase in customer service fees, and a $79,000 or 15.8% decrease in income tax expense.

      Net  interest  income  increased  $139,000 or 13.6% for the quarter  ended
September 30, 2007 and increased $149,000 or 4.7% for the nine months ended September 30, 2007 compared to prior year periods. The yield on earning assets was 5.42% for the nine month period ending September 30, 2007, compared to 5.17% for the same period ending September 30, 2006. Interest expense for the nine months ended September 30, 2007 was 3.05% compared to 2.68% for the same period ended September 30, 2006. The increase was primarily due to higher rates and increased loan demand which was partially offset by increased balances on interest-bearing deposits.

      There was a $15,000 provision for loan losses made for both periods ending September 30, 2007 and September 30, 2006. At September 30, 2007, the Company's nonaccruing loans amounted to $21,000, which consisted of one mortgage loan and one consumer loan. The allowance for loan losses amounted to $919,000 at September 30, 2007, representing 1.1% of the total loans held in the portfolio and 4,376.2% of the total nonaccruing loans at such date.

      Other operating income increased $52,000 or 29.2% for the three months ending September 30, 2007 over the same quarter ending September 30, 2006. The increase was due primarily to a $47,000 or 42.0% increase in customer service fees and a $5,000 or 7.6% increase in other income. For the nine month period ending September 30, 2007 other operating income increased $123,000 or 19.3% compared to the same nine month period ending September 30, 2006. The increase was primarily due to a $180,000 or 59.6% increase in customer service fees and a $47,000 or 20.3% increase in other income offset by a $104,000 gain on sale of assets in the first nine months of 2006.

      Other operating expenses increased by $203,000 or 27.3% for the three months ended September 30, 2007 compared to the same period ending September 30, 2006. The increase was due primarily to a $123,000 or 32.0% increase in salaries and benefits, an $86,000 or 74.1% increase in office occupancy expenses and an $11,000 or 6.0% increase in other general and administrative expenses offset by a $17,000 or 28.8% decrease in professional and supervisory fees. For the nine month period ending September 30, 2007 other operating expenses increased $533,000 or 23.5% compared to the nine month period ending September 30, 2006. The increase was due to a $304,000 or 26.3% increase in salaries and benefits, a $170,000 or 48.4% increase in office occupancy expenses and a $60,000 or 10.0% increase in other general and administrative expenses, offset by a $1,000 or 14.3% decrease in OFI insurance expense.

      Income tax expense for the quarter ending September 30, 2007 compared to that of the quarter ending September 30, 2006 increased $6,000 or 4.2% and decreased $79,000 or 15.8% for the nine months ended September 30, 2007 compared to the same period in 2006 due to lower net income before taxes.

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

      MBL Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively. At September 30, 2007, the Bank exceeded each of its capital requirements with ratios of 15.41%, 15.41% and 26.80%, respectively.

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

                              Minden Bancorp, Inc.
                                   Form 10-QSB
                        Quarter Ended September 30, 2007

                           PART II - OTHER INFORMATION

Item 1 -   Legal Proceedings:

              There are no matters required to be reported under this item.

Item 2 -   Unregistered Sales of Equity Securities and Use of Proceeds

              (a)-(b) Not applicable.

              (c) The following table contains information about the Company's purchases of equity securities pursuant to its stock repurchase plans during the quarter ended September 30, 2007.

                                                Total Number
                                                 of Shares
                                                Purchased as
                                                  Part of       Maximum Number
                          Total                   Publicly    of Shares that May
                        Number of     Average    Announced     Yet Be Purchased
                         Shares     Price Paid    Plans or    Under the Plans or
           Period       Purchased    per Share    Programs         Programs
---------------------------------------------------------------------------------
July 1-31, 2007                                                      17,389

August 1-31, 2007          1,873       $23.75       1,873            15,516

September 1-30, 2007

  Total                    1,873       $23.75        1,873           15,516
                           =====       ======        =====           ======

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

      A total of 26,186 shares have been purchased for the Recognition Plan and 83,762 shares have been purchased under the repurchase programs with 15,516 shares remaining to be repurchased at September 30, 2007 under the third stock repurchase program.

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

Item 6 -   Exhibits

                  (a) The following exhibits are filed herewith:

               EXHIBIT NO.          DESCRIPTION

                  31.1 Certification pursuant to Rule 13a-14 of the Security Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. 31.2
                  31.2 Certification pursuant to Rule 13a-14 of the Security Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                  32.1             Certification  pursuant to 18 U.S.C. Section
                                    1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
                  32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         MINDEN BANCORP, INC.


Date:  November 14, 2007                 /s/ A. David Evans
                                         ------------------
                                         A. David Evans
                                         President and Chief Executive Officer


Date:  November 14, 2007                 /s/ Becky T. Harrell
                                         --------------------
                                         Becky T. Harrell
                                         Chief Financial Officer and Treasurer